Form 10-K405
period 1997-12-31
ACSYS INC
filed 1998-03-31
CIK 1047113

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM           TO          .

                       COMMISSION FILE NUMBER 000-23711

                               ----------------
                                  ACSYS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                GEORGIA                              58-2299173
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

             2000 PENNSYLVANIA AVE., STE 7650 WASHINGTON, DC 20006
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 202-872-0303
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                               ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE

        Title of Each Class                Name of Each Exchange on Which
                N/A                                  Registered
                                                         N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, NO PAR VALUE PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X] [The registrant became a reporting company on February 5, 1998 and has filed all reports required to be filed.]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting common equity held by non-affiliates of the registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the registrant), based upon the closing sale price of common stock on March 17, 1998, as reported by the Nasdaq Stock Market, was approximately $80,013,639.

  As of March 17, 1998, the number of shares outstanding of the registrant's common stock was 11,335,720.

  Documents Incorporated by Reference. Certain information required by Part III is omitted from this report and will be incorporated by reference from the registrant's definitive proxy statement to be filed not later than 120 days after the end of the financial year covered by this report pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  ACSYS, INC.

                               INDEX OF FORM 10-K

 PART I                                                                    PAGE
 Item 1.  Business......................................................     1
 Item 2.  Properties....................................................     8
 Item 3.  Legal Proceedings.............................................     8
 Item 4.  Submission of Matters to a Vote of Security Holders...........     9
 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................     9
 Item 6.  Selected Financial Data.......................................    11
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    12
 Item 7A  Quantitative and Qualitative Disclosures About Market Risk....    20
 Item 8.  Financial Statements and Supplementary Data...................    20
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    20
 PART III
 Item 10. Directors and Executive Officers of the Registrant............    20
 Item 11. Executive Compensation........................................    21
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    21
 Item 13. Certain Relationships and Related Transactions................    21
 PART IV
 Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-
          K.............................................................    21
 Signatures..............................................................   23

  This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The words "expect," "estimate," "anticipate," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and the Company's other filings with the Securities and Exchange Commission, including the "Risk Factors" section of the prospectus included in the Company's Registration Statement on Form S-1 (Registration number 333-38465), as declared effective by the Securities and Exchange Commission on February 5, 1998 (the "S-1 Registration Statement"). If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Disclosure Regarding Forward-Looking Statements."

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  ACSYS, Inc. (the "Company") is one of the leading providers of accounting and finance temporary staffing and permanent placement services in the United States. Since its formation as a Georgia corporation in March 1997, the Company has acquired seven accounting and finance specialty professional staffing businesses (the "Acquired Companies"), which had operating histories ranging from five to 23 years with an average operating history of 15 years. The Company operates 16 offices serving the Atlanta, Charlotte, Central New Jersey, Orlando, Philadelphia, Tampa and Washington, D.C. metropolitan markets. The Company's goal is to build a national specialty professional staffing business with offices in major United States metropolitan markets. The Company's clients include Fortune 1000 companies, middle market companies, governmental agencies and nonprofit organizations. In February 1998, the Company completed its initial public offering of 2,842,500 shares of Common Stock at a price of $8.50 per share, realizing net cash proceeds of approximately $20.1 million after deducting underwriting discounts and offering expenses.

  The Company's operating strategy is based on a focus on client relationships and its philosophy that the central function of corporate management is to support the staffing consultants who directly interact with clients. The Company carries out its strategy through its decentralized "Hub-Center" management model, which the Company believes fosters an entrepreneurial environment. Hub-Centers, located in major metropolitan markets, are managed by Division Presidents who are responsible for achieving the Company's operational and financial goals and have significant latitude over such matters as hiring, recruiting, compensation, pricing and sales management. Division Presidents are supported by the Company's corporate services which include marketing, public relations, management information systems support, training, human resources, accounting and other back office functions. The Company believes that its decentralized management structure enables it to be more responsive to its clients' needs. Further, the Company believes that its specialty professional focus makes it more attractive to staffing consultants and temporary and permanent placement candidates.

  The Company's goal is to build a national specialty professional staffing business with offices in major United States metropolitan markets by pursuing strategic acquisitions, enhancing and expanding existing offices, introducing new services and opening new offices. The Company seeks to acquire specialty professional staffing businesses with strong management and a significant presence in what the Company believes to be desirable, growing markets. The Company plans to enhance and expand its existing offices by adding quality personnel, pursuing new clients, expanding relationships with its current clients and replicating its most successful sales, marketing and business techniques in offices that are not currently using those techniques. The Company also intends to introduce new specialty professional staffing services in addition to its core accounting and finance staffing services. The Company may develop or expand new services or it may acquire existing businesses that offer such new specialty professional staffing services. Furthermore, the Company intends to grow by opening new offices in both its current markets and new geographic markets.

THE STAFFING INDUSTRY

  The staffing industry generally consists of companies which provide four basic services to clients: temporary staffing, placement and search, professional employer organization services and outplacement. Based on information from the Staffing Industry Report, staffing industry revenues increased from approximately $31.4 billion in 1991 to approximately $74.4 billion in 1996, representing a compound annual growth rate of 19%. According to industry sources, in 1996 the staffing industry employed approximately 5.2 million people per day, or approximately 4% of the entire United States workforce. While the industry has undergone consolidation in the last few years, it remains fragmented with over 9,300 temporary staffing firms and over 3,400 placement and search firms. Within the overall staffing industry, the Company primarily provides services in the placement and search sector, which had 1996 revenues of $9.1 billion and grew from 1991 revenues to $4.2 billion also representing a compound annual growth rate of 17%.

  The Company's temporary staffing services are currently focused on the accounting and finance portion of the specialty professional segment, which had 1996 revenues of $5.0 billion, representing 11% of the $47.1 billion temporary staffing sector. The Staffing Industry Report recently estimated that the specialty professional segment will grow 22% in 1997. In addition to accounting and finance, the specialty professional segment, as defined by the Staffing Industry Report, includes legal, laboratory and other professional staffing services (excluding IT and technical services). The specialty professional segment is one of the fastest growing segments of the temporary staffing sector, with profit margins greater than those of the traditional clerical and light industrial temporary staffing business. The Company began to offer IT staffing services in the third quarter of 1997. The IT/technical segment of the temporary staffing sector had 1996 revenues of $11.7 billion, representing 25% of the temporary staffing sector, and was expected to grow 27% in 1997. This segment includes IT services such as consulting systems and network integration and support, and IT supplemental staffing.

  Temporary staffing has become widely accepted as a valuable tool for managing personnel costs and for meeting specialized or fluctuating employment requirements. Temporary staffing companies offer a means of dealing with uneven or peak work loads caused by such predictable events as vacations, tax work, month-end activities, special projects, and seasonal increases in work volume, and such unpredictable events as illness, resignations and emergencies. In addition, employees increasingly look to temporary assignments as a way to build experience, make contacts, and receive training and valuable exposure to a variety of work settings, as well as a means to gain full-time employment. The Company believes that more companies are not only accepting the idea of using professional temporary employees in traditional permanent professional roles, but are planning to use such employees as a continuing corporate strategy. Furthermore, traditional accounting services that were historically performed internally are now being outsourced.

  The placement and search sector of the staffing industry had 1996 revenues of $9.1 billion, representing 12% of the staffing industry. This sector was expected to grow 14% in 1997, according to the Staffing Industry Report. Personnel placed by companies in this sector cover a wide range of industries and a variety of position levels. Placement and search firms fulfill their clients' needs by identifying, evaluating and recommending qualified candidates for positions. Placement and search firms are generally characterized as either retained search or contingency placement, depending upon how their fees are determined. Retained search firms receive a retainer at the outset of an assignment, whereas contingency firms, such as the Company, receive compensation upon successful completion of a search and placement of a recommended candidate. Contingency firms typically fill mid-level positions for a fee equal to a percentage of the candidates' first year annual salary.

  The Company believes that companies have become increasingly reliant on placement and search firms for a number of reasons. The continued strength and growth of the economy has reduced the pool of available specialty professionals and increased the difficulty of finding talented candidates. Professional employee turnover has increased as more employees spend their careers with a number of different organizations in various locations. Many companies are outsourcing non-core activities, such as recruiting, to reduce costs and increase efficiencies. A permanent placement firm may also serve in a consultative role to the client by providing objective feedback on candidates and advice regarding the appropriate qualifications and compensation for a particular position.

  The Company believes that a number of factors may increase demand for specialty professional temporary staffing and permanent placement services. These factors include:

  - Use of temporary employees to fill higher-skilled positions.

  - Employers' difficulty locating qualified employees.

  - Desire of employer's to utilize candidates with the latest training and current skill sets demanded in the increasingly technology-reliant business environment.

  - Trend to outsource non-core functions to reduce costs and increase efficiencies.

  - Employment candidates' attraction to industry-focused specialty service providers.

  - Employment candidates seeking more flexibility and opportunities to gain experience in a variety of work settings.

OPERATING STRATEGY

  The key elements of the Company's operating strategy are as follows:

  Focus on Specialty Professional Markets. The Company focuses on staffing positions that require specialized skills such as accounting, finance and banking. The Company believes that its years of experience, recognized local brand names, reputation for client service and the industry expertise of its staffing consultants give it a competitive advantage. For example, many of the Company's staffing consultants are certified public accountants. The Company believes that these specialized characteristics also provide an opportunity for the Company to generate higher margins than those of traditional clerical and light industrial staffing companies.

  Emphasize Client Relationships. The Company believes that client relationships and the staffing consultants who are responsible for developing and maintaining those relationships are the Company's most important assets. These consultants are encouraged to respond directly and innovatively to satisfy clients' staffing needs, and the Company has built its corporate level services to support its consultants in that effort. Moreover, the Company believes that the central function of management, including the Company's senior executive team, is to support the consultants who directly interact with the client.

  Foster Entrepreneurial Environment with Hub-Center Management Model. The Company employs a decentralized operating strategy which it has termed its Hub-Center management model. The Company's operations in each market, including any satellite offices in that market, are managed by local managers called Division Presidents. The Company believes it has a strong market share in its major markets largely due to the commitment, ability and creativity of the Division Presidents who drive each local business. Division Presidents are responsible for achieving operational and financial objectives, including revenues and earnings growth, and have authority over hiring, recruiting, compensation, pricing and sales management.

  Provide Corporate Level Support. The Company's philosophy is that the central function of corporate management is to support the staffing consultants who directly interact with clients. The Company offers its Division Presidents corporate level support to lessen their administrative burden and allow them to focus on servicing clients and growing the business. These support functions include marketing, public relations, management information systems support, training, human resources, accounting and other back office functions. The Company's corporate management has identified and continues to identify "best practices" for its Division Presidents to use in their day-to-day operations.

GROWTH STRATEGY

The Company's goal is to build a national specialty professional staffing business with offices in major United States metropolitan markets. The key elements of its growth strategy in order of relative importance are as follows:

  Pursue Strategic Acquisitions. The Company intends to acquire accounting and finance temporary staffing and permanent placement businesses and other specialty professional staffing businesses, such as IT companies. The Company seeks acquisition candidates with characteristics such as attractive geographic market locations, strong market shares, recognized local brand names and new or expanded specialties that can be added to the Company's existing services. The Company also focuses on acquisition targets that have strong management teams and complementary cultures. To accomplish acquisitions, the Company plans to use equity, debt, available cash and combinations of all three as consideration. In addition, the Company intends to register up to 2,000,000 additional shares of its Common Stock for use in future acquisitions.

  Enhance and Expand Existing Offices. The Company plans to develop and expand its current offices by adding temporary staffing and permanent placement consultants, pursuing new clients, expanding current client relationships, cross-marketing temporary and permanent services, and replicating successful sales, marketing and business techniques in offices that are not currently using those techniques. The Company relies on its Division Presidents to drive this internal growth and to determine which sales, marketing and business techniques are most appropriate for their respective local markets.

  Introduce New Services. The Company plans to develop new specialty professional staffing services internally by leveraging its existing expertise and reputation in specialty professional staffing services, particularly in markets where the Company's clients have solicited the Company for those new services. Examples of the Company's internal development of new service offerings are its commencement of IT staffing services in several offices in the third quarter of 1997, with plans to offer IT services in other offices, and ACSYS Business Consulting, a program in which the Company seeks to staff higher-end positions on an interim basis. The Company currently has several new service development projects in the process, including: professional sales permanent placement, litigation support; outsourced internal audit function; and vendor-on-premise, contract services or project management. All of these potential new services are currently offered only on a limited basis, and there can be no assurance that they will be offered throughout the Company. The Company may also acquire specialty staffing services firms with new or expanded services and market those services through its existing offices.

  Open New Offices. The Company has opened three offices since its formation and plans to continue to grow its business by opening new offices. The Company will open two types of new offices, spin-offs from existing offices and "de novo" offices. A spin-off office is opened in an existing geographic market by breaking a branch office in two. The purpose of such an office is to provide the Company greater geographic coverage and increased market penetration at a low marginal cost. The company opened two spin-off offices in 1997, one in Alexandria, Virginia (a spin-off from the Company's existing Tyson's Corner, Virginia office), and one in Landover, Maryland (a spin-off from the Company's Washington, D.C. office). The Company will also open de novo offices that will represent the Company's initial presence in new geographic markets. The Company opened a de novo office in Orlando, Florida in December 1997.

  For a summary of certain important factors that may adversely affect the Company's growth strategy as described above, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Disclosure Regarding Forward-Looking Statements."

SERVICES

  The Company currently offers the following services:

  Accounting and Finance Temporary Staffing. The Company provides temporary staffing services to clients in a variety of industries, such as telecommunications, banking, manufacturing and government. Its temporary staffing clients are principally Fortune 1000 companies, middle market companies, governmental agencies and nonprofit organizations. Some of the temporary employees placed by the Company may decide to accept an offer of permanent employment from the client and thereby "convert" the temporary position to a permanent position.

  Accounting and Finance Permanent Placement. The Company's permanent placement business specializes in placing mid-level accounting, financial, tax and banking personnel in permanent positions with a diverse mix of companies ranging from small businesses and nonprofit organizations to Fortune 1000 companies. Substantially all of the Company's permanent placement business is on a contingency basis; thus, the Company is not compensated for a permanent placement assignment unless the candidate recommended by the Company is hired by a client. Fees for successful permanent placements are paid only by the employer and are generally equal to a percentage of the new employee's first-year annual compensation. Generally, if a candidate placed by the Company is terminated or resigns during a specified guaranty period (typically 90-180 days), the Company either fills the position without further charge or provides a prorated refund.

  Information Technology. The Company began offering IT staffing services in the third quarter of 1997 in its Philadelphia, Central New Jersey, Charlotte and Tampa Hub-Centers. The Company generally offers both IT temporary staffing and IT permanent placement services. The Company intends to leverage its existing client contacts in the accounting and finance area by seeking to fill their IT staffing needs as well. The Company may expand its IT business into other offices and also may acquire other IT staffing firms as its seeks to diversify its staffing services.

  Other Staffing Services. The Company's corporate staffing services place temporary office and administrative personnel, ranging from executive assistants to office managers. The Company began offering these services in its Washington, D.C. Hub-Center in response to clients' desire to staff candidates with a stronger base of skills than those typically available from other staffing providers. These services are included under temporary staffing service revenues in the consolidated financial statements included in this report.

ACQUISITIONS

  A key element of the Company's growth strategy is to acquire accounting and finance and other specialty professional staffing businesses. To accomplish acquisitions, the Company plans to use equity, debt, available cash and combinations of all three as consideration. In addition, the Company intends to register up to 2,000,000 additional shares of its Common Stock for use in future acquisitions. The Company believes that it has a strategic advantage in competing for acquisitions as a result of: (i) its focus on the specialty professional staffing segment of the staffing industry; (ii) the personal relationships of its key executives with managers and owners of other professional staffing firms; (iii) the Company's decentralized entrepreneurial operating environment and Hub-Center management model; (iv) the Company's merger and acquisition execution capabilities; and (v) the Company's greater visibility and resources as a public company.

  The Company believes that its focus on the specialty professional segment of the staffing industry gives it a strategic advantage in attracting acquisition candidates that prefer to affiliate with a professionally-focused company rather than a traditional clerical and light industrial-based staffing company. A number of the members of the Company's management have been active or currently hold leadership positions in national and regional specialty professional staffing trade associations, including the American Association of Finance and Accounting, a national association of privately held accounting and finance staffing firms. In addition, members of the Company's management have previous work experience with national staffing companies or "Big Six" accounting firms. As a result, these persons have developed personal relationships with the owners of many independent specialty professional staffing firms. The Company also believes that its commitment to maintaining a strong professional permanent placement business will give it a strategic advantage in attracting acquisition candidates whose businesses have a permanent placement focus. Furthermore, the Company believes it can use its temporary staffing expertise to build significant temporary staffing businesses from these established professional permanent placement bases.

  There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions or integrate acquired businesses into its operations. Once integrated, acquired companies may not achieve levels of revenues, profitability or productivity comparable to those of the Company's existing locations or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Disclosure Regarding Forward-Looking Statements."

CORPORATE SUPPORT SERVICES

  The Company offers the following corporate level support functions to its Hub-Centers:

  Training. The Company offers its staffing consultants and other employees a two week orientation and training program as well as ongoing courses offering instruction and training in client service and development, team building, management techniques and employment law. The primary objective is to teach employees how to build client relationships and manage others utilizing proven business techniques. With respect to its Division Presidents in particular, the Company believes the entrepreneurial Hub-Center operating philosophy requires its Division Presidents to be strong managers and leaders. The Company seeks to cultivate these qualities in its Division Presidents by using both training materials developed in-house and outside consultants to conduct training sessions. In addition, the Company is creating a company-wide database of "best practices" for its Division Presidents to use in their day-to-day operations.

  Information Systems. The Company is developing an integrated management information system that will encompass accounts payable, cash management, budgeting and management reporting. This system is intended to provide up to date financial information, eliminate duplicate functions, enhance internal controls, and lower the Company's costs. The systems include a corporate "Intranet" to facilitate the sharing of corporate services. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 200 Computer Issues."

  Marketing and Public Relations. The Company has developed and continues to develop a full range of marketing and public relations services, including regional print advertising campaigns, radio advertising, premiums, public relations, direct mail and promotions. These programs focus on both clients and employment candidates.

  Risk Management. The Company has centralized its risk management function. In addition, as part of its training effort, the Company conducts seminars on pertinent topics (particularly employment law-related matters) for its employees to help educate its work force and reduce the Company's exposure to losses.

  Human Resources. The Company's Human Resources department is full-service, with responsibility for employee relations, compensation, training and development and employee benefits. Because of the unique nature of the staffing industry, Human Resources is also responsible for compliance issues in the recruitment process. The Human Resources department structure is decentralized, with a core staff working at the corporate office combined with regional Human Resources consultants placed in key markets to provide local, in-person assistance and support.

  Legal Services. The Company has centralized its legal services function and is developing detailed policies regarding the retention of legal counsel and certain guidelines within which Division Presidents are limited in making decisions relating to legal issues.

  Treasury Management. The Company has centralized its treasury management function by establishing a lock box cash management system. In this system, all customer payments are received at central location maintained by the Company's bank. The Company believes this system results in better internal control by centralizing the cash collection portion of the revenue cycle.

  Accounting. All accounting functions, including management financial information, are being centralized. The process of customer invoices and temporary employee payroll, which are critical to customer service, will remain in the Hub-Centers.

RECRUITING

  The Company uses a variety of methods to recruit qualified temporary staffing and permanent placement candidates. The Company's primary recruiting methods are networking and direct solicitation by staffing consultants. The Company also has recruiting managers in several offices whose primary responsibility is to market the Company's services to potential candidates. Other recruiting methods include: advertising in newspaper classified ads and various other print media, including Yellow Pages and local and national trade journals; advertising on radio; maintaining an Internet website; recruiting on college campuses; participating in job fairs; offering referral bonuses for new temporary employees; conducting direct mail campaigns; and maintaining a good reputation and high visibility within the community through community service. The Company receives a significant number of referrals from past candidates due to its professional reputation, quality service and the reputation of the Company's permanent placement practice. Furthermore, the Company believes that candidates are attracted to the Company by the number and quality of the positions the Company has available, and that availability of qualified candidates also increases its client base. Competition for individuals with proven skills in finance and accounting is intense, and there can be no assurance that qualified personnel will continue to be available to the Company in sufficient numbers and on economic terms acceptable to the Company.

LOCAL SALES AND MARKETING

  The Company emphasizes local sales and marketing efforts, which are generally conducted by each Hub-Center. In addition to the Company's Division Presidents and staffing consultants, the Company has 25 salespersons in its Hub-Centers whose primary responsibility is to market the Company's services to potential new clients. The Company's client-oriented advertising primarily consists of print advertisements in newspapers, Yellow Pages, magazines and trade journals; and radio advertisements. Direct marketing through mail and telephone solicitation also constitutes a significant portion of the Company's sales and marketing programs. The Company also seeks endorsements and affiliations with local and regional accounting and finance professional organizations and conducts public relations activities designed to enhance recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups.

EMPLOYEES

  The Company has 264 full-time internal staff employees as of March 20, 1998. Temporary employees placed by the Company are the Company's employees while they are working on assignments. Neither the Company's internal staff nor its temporary employees are represented by a collective bargaining agreement. Hourly wages for the Company's temporary employees are determined according to market conditions. The Company generally pays mandated costs of employment, including the employer's share of Social Security and Medicare taxes (FICA), federal and state unemployment taxes, unemployment compensation insurance and workers' compensation insurance. The Company offers access to various insurance programs and benefits to its temporary employees. The Company believes its employee relations are satisfactory.

COMPETITION

  The staffing industry is highly competitive, with limited barriers to entry. The Company believes that availability and quality of employment candidates, reliability of service and price of services are the most significant competitive factors in the specialty professional staffing sector. The Company believes it derives a competitive advantage from its extensive experience with and commitment to the specialty professional staffing market, its strong local market presence and reputation, and its various marketing activities. A number of firms offer services similar to the Company's on a national, regional and local basis. The Company competes for its clients, candidates and acquisitions with many local and regional companies and also faces competition from a number of international and national specialty professional staffing companies including Robert Half International, Inc., Romac International, Inc., Accountants, Inc. and Accountants on Call, as well as professional staffing divisions of larger general staffing firms, such as Interim Services, Inc., Norrell, Inc. and Olsten Corporation. These firms have materially greater financial and operating resources than the Company.

SERVICE MARKS AND TRADENAMES

  The Company operates under the following tradenames and service marks: ACSYS logo, AcSys Resources, Inc. (R), the AcSys Resources, Inc. logo, AcSys Resources, Inc. Providing the Perfect Fit (R), C.P.A. Staffing, David C. Cooper & Associates (R), DCCA Professional Temporaries, DCCA (R), the DCCA logo, Rylan Forbes Consulting Group, Signature Staffing, Don Richard Associates of Charlotte, Don Richard Associates of Tampa, and Don Richard Associates of Washington, D.C. "Don Richard Associates" is a federally registered trademark of Don Richard Associates International, Inc., an unaffiliated company which formerly owned Don Richard Associates of Washington and Don Richard Associates of Charlotte and was the former franchisor for Don Richard Associates of Tampa. By agreement with Don Richard Associates International, Inc., the Company owns the rights to the name "Don Richard Associates of Washington" and "Don Richard Associates of Charlotte" in the areas where the Company operates under such names. The Company's rights to use the name "Don Richard Associates of Tampa" expire in May 1999. Such territories are excluded from the federal trademark registration held by Don Richard Associates International, Inc.

ITEM 2. PROPERTIES.

  The Company owns no real property. It leases its corporate office and all of its local offices. The Company believes its facilities are adequate for its needs and does not anticipate any material difficulty in replacing such facilities or securing facilities for new offices.

ITEM 3. LEGAL PROCEEDINGS.

  On November 13, 1997, a lawsuit was filed against the Company, Cama of Tampa, Inc. ("Cama") and Stephen S. Tutwiler ("Tutwiler") by L Robert Frank, Jr. ("Frank") and L. Robert Frank & Associates, Inc. in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida. The lawsuit alleges Frank and Tutwiler agreed to form a corporation owned one half by each to provide IT staffing services; that such services were instead provided through a division of Cama; and that Frank was entitled to a portion of the stock of Cama and thus a portion of the 131,143 shares of Common Stock issued to Tutwiler when the Company acquired Cama. The plaintiffs assert numerous claims, including breach of contract, fraud, civil conspiracy and alleged misstatements and omissions regarding the Company's ownership of Cama in the prospectus included in the Company's S-1 Registration Statement. The plaintiff's seek to recover (i) $27,000 allegedly due to Frank; (ii) his alleged portion of Tutwiler's shares of Common Stock, and (iii) compensatory and other damages. Frank also seeks an accounting and employment by the Company. The Company intends to vigorously defend the plaintiff's allegations. An adverse result could have material effect on the Company. From time to time the Company may be involved in litigation incidental to its business; there is currently no other pending litigation which the Company considers material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  By an action taken by unanimous written consent effective November 21, 1997, the shareholders of the Company approved (i) an amendment and restatement of the Company's 1997 Stock Option Plan to increase the number of options issuable under the plan, and (ii) an amendment to the Company's articles of incorporation to eliminate cumulative voting for directors effective upon the completion of the Company's initial public offering. Other than such consent action, no matter was submitted during the fourth quarter of 1997 to a vote of the Company's shareholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION AND HOLDERS OF RECORD

  The Company's Common Stock began trading on the Nasdaq Stock Market's National Market on February 6, 1998 under the symbol "ACSY." On March 17, 1998, there were 30 holders of record of the Common Stock.

DIVIDENDS

  The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future because it intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions. Any payment of future dividends will be at the discretion of the Company's board of directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's board of directors deems relevant. The Company's credit facility currently prohibits the payment of dividends without the lender's consent.

  The Company was an S corporation from its inception through February 5, 1998. As explained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments-- Distribution to S Corporation Shareholders," the Company will distribute to the persons who were its shareholders during that period the approximate amount they will need to fund the payment of Federal and state income taxes payable on the Company's taxable income during that period.

RECENT SALES OF UNREGISTERED SECURITIES

  During 1997 the Company sold no securities which were not registered under the Securities Act within the past three years except for the following:

    (i) The Company entered into that certain Agreement and Plan of Reorganization dated as of April 16, 1997 by and among the Company, and David C. Cooper & Associates, Inc. ("Cooper"), DCCA Professional Temporaries, Inc. ("DCCA"), EKT, Inc. ("EKT"), Infinity Enterprises, Inc. ("Infinity"), certain subsidiaries of the Company, and the shareholders of Cooper, DCCA, EKT, and Infinity. Pursuant to such agreement, four wholly-owned subsidiaries of the Company were merged with and into each of Cooper, DCCA, EKT and Infinity. Upon the effectiveness of each such merger on May 16, 1997, all of the issued and outstanding stock of each of Cooper, DCCA, EKT, and Infinity was converted into stock of the Company, and the Company issued an aggregate of 4,240,283 shares of Common Stock to the shareholders of Cooper, DCCA, EKT, and Infinity.

    (ii) The Company entered into that certain Agreement and Plan of Reorganization dated as of April 24, 1997 by and among the Company, Cama of Tampa, Inc., Cama Acquisition, Inc. and Stephen S. Tutwiler. Pursuant to such agreement, Cama Acquisition, Inc., a wholly-owned subsidiary of the Company, merged with and into Cama of Tampa, Inc. Upon the effectiveness of such merger on May 19, 1997, all of the issued and outstanding stock of Cama of Tampa was converted into stock of the Company, and the Company issued 131,143 shares of Common Stock to Mr. Tutwiler.

    (iii) The Company entered into that certain Agreement and Plan of Merger dated as of July 25, 1997 by and among the Company, Rylan Forbes Consulting Group, Inc. and the shareholders of Rylan Forbes Consulting Group, Inc. named therein. Pursuant to such agreement, the Company acquired all of the equity interest of Rylan Forbes in exchange for 462,292 shares of Common Stock.

    (iv) The Company entered into that certain Agreement and Plan of Merger dated as of September 3, 1997 by and among the Company, AcSys Resources Inc. and the shareholders of AcSys Resources Inc. named therein. Pursuant to such agreement, the Company acquired all of the equity interest of AcSys Resources in exchange for 3,659,502 shares of Common Stock. Also pursuant to such agreement, the Company issued options to acquire an aggregate of 111,687 shares of Common Stock to holders of options to acquire AcSys Resources, Inc.'s common stock.

    (v) The Company entered into an employment agreement dated March 10, 1997 with Timothy Mann, Jr., the Company's Chief Executive Officer, pursuant to which the Company granted to Mr. Mann options to acquire an aggregate of 248,555 shares of Common Stock (135,198 granted on May 19, 1997 and 113,357 granted on February 5, 1998, the effective date of the Company's initial public offering). The Company also entered into an employment agreement dated September 3, 1997 with Lester E. Gallagher, III, the Company's Chief Financial Officer, pursuant to which the Company granted to Mr. Gallagher options to acquire 66,229 shares of Common Stock on February 5, 1998, the effective date of the Company's initial public offering.

  The Company issued the securities described above in reliance on one or more of the exemptions from registration under the Securities Act, including those provided for by Section 4(2), Regulation D and Rule 701 thereunder. The recipients of the securities in the above transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. The recipients of these securities had adequate access, through their relationship with the Company, to information about the Company.

  ITEM 6. SELECTED FINANCIAL DATA.

  All of the financial data set forth below has been restated to give effect to the Company's acquisitions of the Acquired Companies (other than C.P.A. Staffing), each of which has been accounted for under the pooling of interests method of accounting. Prior to February 5, 1998, the Company was an S corporation; accordingly, certain financial data may not be comparable to or indicative of subsequent results. The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The Balance Sheet Data as of December 31, 1995, 1996 and 1997 and the Statements of Operations Data for the years ended December 31, 1994, 1995, 1996 and 1997 were derived from the Consolidated Financial Statements and Notes thereto that have been audited by Arthur Andersen LLP, independent public accountants. The Balance Sheet Data as of December 31, 1993 and 1994 and the Statements of Operations Data for the year ended December 31, 1993 have been derived from the unaudited financial statements of the Company which, in the opinion of management, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the selected financial data shown. The following table includes results of operations of Infinity Enterprises, Inc. and Cama of Tampa, Inc. from March 1, 1994 and January 1, 1996, respectively, the dates of their formation. The financial data shown below should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               YEARS ENDED DECEMBER 31
                                       ---------------------------------------
                                        1993    1994    1995    1996    1997
                                       ------- ------- ------- ------- -------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Service revenues:
 Temporary staffing..................  $10,664 $21,151 $26,566 $34,757 $41,781
 Permanent placement.................    4,338   6,244   7,919  11,151  16,394
                                       ------- ------- ------- ------- -------
   Total service revenues............   15,002  27,395  34,485  45,908  58,175
Direct cost of services..............    7,679  14,025  17,732  22,873  27,912
                                       ------- ------- ------- ------- -------
   Gross profit......................    7,323  13,370  16,753  23,035  30,263
Selling, general and administrative
 expenses............................    6,991  10,218  12,796  18,776  25,813
Combination expenses.................      --      --      --      --    1,797
Amortization and depreciation........       33     547     674     661     663
Severance and franchise termination
 costs...............................       --     562     166     567     682
                                       ------- ------- ------- ------- -------
   Operating income..................      299   2,043   3,117   3,031   1,308
Other expense........................       70     853     865     804     798
                                       ------- ------- ------- ------- -------
Income before income taxes...........  $   229 $ 1,190   2,252   2,227     510
                                       ======= =======
Pro forma income taxes(1)............                      991     980     973
                                                       ------- ------- -------
Pro forma net income (loss)(1).......                  $ 1,261 $ 1,247 $  (463)
                                                       ======= ======= =======
Pro forma net income (loss) per share
 (1).................................                  $  0.18 $  0.14 $ (0.18)
                                                       ======= ======= =======
Weighted average Common Shares
 outstanding (2).....................                    7,152   7,152   7,620
                                                       ======= ======= =======
                                                     DECEMBER 31
                                       ---------------------------------------
                                        1993    1994    1995    1996    1997
                                       ------- ------- ------- ------- -------
                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
 Working capital.....................  $   692 $ 1,483 $ 2,077 $ 3,555 $ 3,683
 Total assets........................    2,499  12,757  13,873  15,855  29,275
 Long-term debt, including current
  maturities.........................      843   9,925   8,905   8,847  11,754
 Redeemable Common Stock.............      --      --      --      288   1,220
 Shareholders' equity................      266     914   2,448   3,313   9,304

(1) The Company operated as an S corporation for income tax purposes from its inception through February 5, 1998. See Note 3 of Notes to Consolidated Financial Statements for information concerning the computation of the income taxes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) See Note 3 of Notes to Consolidated Financial Statements for a discussion of the computations of pro forma net income (loss) per share, as adjusted for income taxes.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This Item 7 contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See "Disclosure Regarding Forward-Looking Statements" at the end of this Item for a description of some of the important factors that may affect actual outcomes.

BACKGROUND

  ACSYS, Inc. is one of the leading accounting and finance temporary staffing and permanent placement firms in the United States. The Company operates 16 offices serving the Atlanta, Charlotte, Central New Jersey, Orlando, Philadelphia, Tampa and Washington, D.C. metropolitan markets. The Company was formed in March 1997 and since its formation has acquired the Acquired Companies, which had an average operating history of 15 years. As described below in "Recent Developments Initial Public Offering," the Company recently completed its initial public offering.

  Each of the Company's acquisitions, other than C.P.A. Staffing, Inc., C.P.A. Search, Inc. and Career Placement Associates, Inc. (together, "C.P.A. Staffing"), was accounted for as a pooling of interests. Prior to its combination with the Company in September 1997, AcSys Resources, Inc. acquired C.P.A. Staffing in August 1997 in a transaction that was accounted for as a purchase. The Company's historical financial statements have been restated to reflect the results of operations and financial positions of the Acquired Companies other than C.P.A. Staffing, referred to as the "Pooled Entities." The results of operations of Cama of Tampa, Inc. are included for the periods beginning on January 1, 1996 (its date of formation), and the results of operations of C.P.A. Staffing are included beginning August 12, 1997 (its date of acquisition). As a result, historical combined results may not be comparable to or indicative of future performance. The Company's revenues and expenses may be significantly affected by the number and timing of the acquisition of additional businesses, the opening of additional offices or the introduction of new services. The timing of such expansion activities may also affect period-to-period comparisons.

  Temporary staffing service revenues are recognized based on hours worked by assigned personnel. Generally, the Company bills its clients a fixed sum per hour for the hours its temporary employees work. Temporary personnel placed by the Company are generally Company employees; accordingly, the Company is responsible for workers' compensation, unemployment compensation insurance, Social Security and Medicare taxes and general payroll expenses. These expenses are included within direct cost of services. Because the Company pays its temporary employees only for the hours they actually work, wages for the Company's temporary personnel are a variable cost that increase or decrease in proportion to service revenues. The Company's gross profit is determined by deducting these direct cost of services from the Company's service revenues. Some of the temporary employees placed by the Company may decide to accept an offer of permanent employment from the client and thereby "convert" the temporary position to a permanent position, and a fee is generally paid to the Company. Such fees are included in temporary staffing revenues.

  Permanent placement service revenues are recognized when the employment offer and acceptance has occurred and the candidate's employment start date has been established. The Company's fee is typically structured as a percentage of the placed candidate's first-year annual compensation. Generally, if a candidate placed by the Company is terminated or resigns during a specified guaranty period (typically 90-180 days), the Company either fills the position without further charge or provides a prorated refund. The primary costs associated with permanent placement service revenues are sales commissions to staffing consultants. Commissions vary proportionately with permanent placement service revenues. Consistent with industry practices, the Company classifies all costs associated with permanent placement services as selling, general and administrative expenses. Other selling, general and administrative expenses include payroll for management and administrative employees, office occupancy costs, sales and marketing expenses and other general and administrative costs.

  Prior to their acquisition by the Company, the Acquired Companies were managed as private companies with significant equity ownership by management. The results of operations of the Company reflect the S corporation tax structures of the Acquired Companies (except for EKT, Inc., a C corporation) which influenced, among other things, the historical levels of their owners' compensation. The income taxes related to EKT, Inc. are immaterial to the Consolidated Financial Statements and are included in other expenses therein. The former owners of the Acquired Companies agreed to adjustments in their compensation and benefits, effective as of the dates of the respective acquisitions. The following results of operations do not include those contractual compensation adjustments for periods prior to the dates of the respective acquisitions.

RECENT DEVELOPMENTS

  Growth Initiatives and Integration Activities. Beginning in the third quarter of 1997, the Company undertook a number of different activities intended to support the Company's growth. These activities included the hiring of additional temporary and permanent placement staffing consultants, the expansion of its IT and its Acsys Business Consultants lines, the opening of new offices in Orlando, Florida and Washington, D.C. and the augmentation of the Company's corporate infrastructure to enable it to operate as a public entity. In the third and fourth quarters of 1997, the Company hired 45 new temporary and permanent placement staffing consultants, thereby increasing its total number of consultants to 163 at December 31, 1997. In addition, in the fourth quarter of 1997 the Company integrated the operations of David C. Cooper & Associates, Inc., DCCA Professional Temporaries, Inc. and C.P.A. Staffing to create a single Hub-Center in the Atlanta market, and integrated the central New Jersey operations of Rylan Forbes Consulting Group with the central New Jersey operations of Acsys Resources, Inc. to create a single hub in that market.

  As a result of these growth initiatives and integration activities, the Company's operating expenses increased materially in the third and fourth quarters of 1997. Further, as a result of the restructuring of the employment relationship with the Company's former President, the Company recorded a nonrecurring expense of approximately $512,000 in the quarter ended December 31, 1997. This expense, coupled with increased operating expenses incurred to support the Company's growth and integrate the Acquired Companies, resulted in an operating loss for the fourth quarter of 1997 of $405,000.

  Initial Public Offering. Subsequent to year-end, in February 1998, the Company completed its initial public offering of 2,842,500 shares of Common Stock at a price of $8.50 per share, realizing net cash proceeds of approximately $20.1 million after deducting underwriting discounts and offering expenses.

  Distribution to S Corporation Shareholders. The Company terminated its S corporation status and became a C corporation on February 5, 1998 in connection with the initial public offering. On or about April 1, 1998, the Company expects to make a distribution to the persons who were shareholders during the period the Company was an S corporation. The distribution will approximate the amount that such shareholders will need to fund the payment of Federal and state income taxes payable on the Company's taxable income during that period. The Company believes that the distribution will be approximately $400,000, and the Company has included this amount as a reduction of retained earnings and as a component of accrued liabilities at December 31, 1997. The actual amount of the distribution will reflect the Company's taxable income through the termination of the Company's S corporation status and may differ from management's current estimate. Adjustments, if any, will be shown as a reduction in retained earnings in the Company's 1998 financial statements upon finalization of the estimates.

  Deferred Tax Liability. Also in connection with the termination of its S corporation status, the Company will record a deferred tax liability primarily to recognize income tax expense on the cash to accrual adjustment caused by the Company's change from an S corporation to a C corporation. The Company currently estimates the deferred tax liability at $2.6 million. The actual amount will be adjusted based on the tax effect of differences in the basis in assets and liabilities for financial reporting and income tax purposes as of February 5, 1998. The

Company will pay the deferred tax liability over a four-year period. Principally as a result of the deferred tax liability, the Company will incur a net loss for the first quarter of 1998.

RESULTS OF OPERATIONS

  The Company's historical financial statements include the accounts and operating results of the Pooled Entities for all dates and periods prior to the combinations, except for Cama of Tampa, Inc. which is reflected only from its date of formation, January 1, 1996. Additionally, on August 12, 1997, AcSys Resources, Inc. acquired C.P.A. Staffing. Because the acquisition was accounted for under the purchase method of accounting the results of operation of C.P.A Staffing are included only from the date of acquisition. Historical combined results may not be comparable to or indicative of future performance.

  Historical results were:

                                          FOR THE YEAR ENDED
                         -----------------------------------------------------
                         DECEMBER 31, 1995 DECEMBER 31, 1996 DECEMBER 31, 1997
                         ----------------- ----------------- -----------------
                                 AS A % OF         AS A % OF         AS A % OF
                            $     REVENUE     $     REVENUE     $     REVENUE
                         ------- --------- ------- --------- ------- ---------
                                             IN THOUSANDS
Service revenues:
  Temporary staffing.... $26,566    77.0%  $34,757    75.7%  $41,781    71.8%
  Permanent placement...   7,919    23.0    11,151    24.3    16,394    28.2
                         -------   -----   -------   -----   -------   -----
  Total service
   revenues.............  34,485   100.0    45,908   100.0    58,175   100.0
Direct costs of
 services...............  17,732    51.4    22,873    49.8    27,912    48.0
                         -------   -----   -------   -----   -------   -----
 Gross profit...........  16,753    48.6    23,035    50.2    30,263    52.0
Selling, general and
 administrative
 expenses...............  12,796    37.1    18,776    40.9    25,813    44.4
Combination expenses....      --     0.0        --     0.0     1,797     3.1
Amortization and
 depreciation...........     674     2.0       661     1.4       663     1.1
Severance and franchise
 termination costs......     166     0.5       567     1.3       682     1.2
                         -------   -----   -------   -----   -------   -----
 Operating income.......   3,117     9.0     3,031     6.6     1,308     2.2
Other expense...........     865     2.5       804     1.7       798     1.4
                         -------   -----   -------   -----   -------   -----
Income before income
 taxes.................. $ 2,252     6.5%  $ 2,227     4.9%  $   510     0.8%
                         =======   =====   =======   =====   =======   =====

HISTORICAL RESULTS FOR 1997 COMPARED TO HISTORICAL RESULTS FOR 1996

  Service Revenues. Total service revenues increased $12.3 million, or 26.7%, to $58.2 million for the year ended December 31, 1997 from $45.9 million for the year ended December 31, 1996. A total of $2.8 million of the increase is attributable to revenues from C.P.A. Staffing from its acquisition date of August 12, 1997. Temporary staffing service revenues increased $7.0 million, or 20.2%, to $41.8 million for the year ended December 31, 1997 from $34.8 for the year ended December 31, 1996. Professional temporary staffing service revenues increased $7.9 million, or 26.9%, to $37.6 million for the year ended December 31, 1997 from $29.6 million for the year ended December 31, 1996, and clerical temporary staffing service revenues decreased $900,000 or 18%, to $4.2 million for the year ended December 31, 1997 from $5.1 million for the year ended December 31, 1996. Professional temporary staffing service revenues increased primarily as a result of increased billings to existing clients, the addition of new clients, increased revenues from offices opened in 1996 and 1995 and increased billing rates. Permanent placement service revenues increased $5.2 million or 47%, to $16.4 million for the year ended December 31, 1997 from $11.2 million for the year ended December 31, 1996. Permanent placement service revenues increased primarily due to increases in permanent placements, the number and productivity of consultants and billings to existing clients.

  Gross Profit. Gross profit increased $7.2 million, or 31.4%, to $30.3 million for the year ended December 31, 1997 from $23.0 million for the year ended December 31, 1996. Gross profit as a percentage of service revenues increased to 52.0% for the year ended December 31, 1997 from 50.2% for the year ended December 31, 1996. This increase is primarily due to an increase in the percentage of service revenues derived from permanent placement services, which increased to 28.2% of total service revenues for the year ended December 31, 1997 from 24.3% for the year ended December 31, 1996. Permanent placement service revenues generate higher gross profits than temporary staffing service revenues because sales commissions and other costs associated with permanent placement services are included in selling, general and administrative expenses. Direct costs of temporary service revenues increased slightly from 65.8% of temporary service revenues in 1996 to 66.8% of temporary service revenues in 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.0 million, or 37.5%, to $25.8 million for the year ended December 31, 1997 from $18.8 million for the year ended December 31, 1996. Approximately $2.5 million of the increase was attributable to sales commissions associated with the increase in service revenues. An additional $2.2 million of the increase was the result of additional personnel costs. The 1997 results also reflect approximately $900,000 of C.P.A. Staffing-related selling, general and administrative expenses from its date of acquisition. In addition, the Company incurred expenses for the year ended December 31, 1997 in connection with the introduction of Acsys Business Consulting staffing services and IT temporary staffing services and with general integration-related expenses. As a result of the above factors, selling, general and administrative expenses as a percentage of revenues increased to 44.4% for the year ended December 31, 1997 from 40.9% for the year ended December 31, 1996.

  Combination Expenses. For the year ended December 31, 1997, the Company recognized expenses of $1.8 million, or 3.1% of service revenues, for legal, accounting and other related expenses in connection with the acquisitions of the Pooled Entities.

  Amortization and Depreciation. Goodwill was originally generated primarily from the acquisition of C.P.A. Staffing and the acquisition of certain assets of a predecessor by Infinity Enterprises, Inc. Goodwill represents the excess cost over the net tangible assets acquired and is being amortized over 40 years. The carrying value of intangible assets is periodically reviewed by the Company, and impairments, if any, are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at December 31, 1997. A non-compete agreement was fully amortized in 1996. The favorable effect of the decrease in amortization due to the non-compete agreement was offset by an increase in amortization of goodwill associated with the acquisition of C.P.A. Staffing. In addition, there was an increase in depreciation due to an increase in capital expenditures in 1997.

  Severance and Franchise Termination Costs. During 1997, the Company recognized $512,000 of expense as a result of the restructuring of the employment relationship with the Company's former President. Additionally during 1997, the Company recognized $170,000 related to the termination of a franchise agreement by Cama of Tampa, Inc. During 1996, the Company incurred $459,000 in severance payments to a former employee of AcSys Resources, Inc. in connection with his employment termination. Also during 1996, the Company recorded $108,000 of franchise termination costs related to the termination of the AcSys Resources, Inc. franchise agreement. Company is not currently a party to any franchise agreements. The Company could incur such costs in the future in connection with future acquisitions.

  Other Expense. Other expense consists principally of net interest expense and is comparable for both periods presented.

HISTORICAL RESULTS FOR 1996 COMPARED TO HISTORICAL RESULTS FOR 1995

  Service Revenues. Service revenues increased $11.4 million, or 33.1%, to $45.9 million in 1996 from $34.5 million in 1995. Temporary staffing service revenues increased $8.2 million, or 30.8%, to $34.8 million in 1996 from $26.6 million in 1995. The increase in temporary staffing service revenues is primarily a result of increased billings to existing clients, the addition of new clients, increased billing rates and increased revenues from offices opened in 1996 and 1995. Permanent placement service revenues increased $3.2 million, or 40.8%, to $11.2 million in 1996 from $7.9 million in 1995. Permanent placement service revenue increased primarily due to an increase in the number of permanent placements made in 1996, additional permanent placement consultants and increased productivity. In addition, 1996 service revenues reflect $2.5 million in total service revenues from Cama of Tampa, Inc. Due to a change in ownership of Cama of Tampa, Inc. as of January 1, 1996, the Company's operating results for 1995 do not include the operating results of that entity.

  Gross Profit. Gross profit increased $6.3 million, or 37.5%, to $23.0 million in 1996 from $16.8 million in 1995. Gross profit as a percentage of service revenues increased to 50.2% in 1996 from 48.6% in 1995, primarily because permanent placement service revenues comprised a larger portion of total service revenues, increasing to 24.3% of total service revenues in 1996 from 23.0% in 1995. The Company's direct cost of services as a percentage of temporary staffing service revenues decreased slightly to 65.8% in 1996 from 66.7% in 1995.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.0 million, or 46.7%, to $18.8 million in 1996 from $12.8 million in 1995. Approximately $2.1 million of the increase was attributable to sales commissions associated with the increase in permanent placement revenues, and $1.4 million was the result of an increase in owners' compensation of the Pooled Entities. In addition, 1996 selling, general and administrative expenses reflect the expenses of Cama of Tampa, Inc. whereas 1995 selling, general and administrative expenses do not. Selling, general and administrative expenses also increased as a result of corporate expenses incurred in 1996 to support the Company's growth. Selling, general and administrative expenses as a percentage of service revenues increased to 40.9% in 1996 from 37.1% in 1995, primarily due to the increase in owners' compensation and an increase in sales commission rates.

  Amortization and Depreciation. Amortization and depreciation decreased $13,000, or 1.9%, to $661,000 in 1996 from $674,000 in 1995.

  Severance and Franchise Termination Costs. In 1996, the Company incurred $459,000 in severance payments to a former employee of AcSys Resources, Inc. in connection with his departure from the Company and $108,000 of costs related to the termination of the AcSys Resources, Inc. franchise agreement, compared with $166,000 of franchise termination costs in 1995.

  Other Expense. Other expense, which is primarily comprised of net interest expense, decreased to $803,000 in 1996 from $865,000 in 1995 principally due to lower average debt levels.

PRO FORMA RESULTS FOR 1997 COMPARED TO PRO FORMA RESULTS FOR 1996

  The following discussions should be read in conjunction with the discussion above and with the Consolidated Financial Statements and notes thereto included in this report. The following table presents pro forma results of operations of the Company as if the acquisition of C.P.A. Staffing occurred on January 1, 1996. It also reflects adjustments to decrease officer and employee compensation expense based on employment agreements entered into upon the closing of the acquisition in the amount of $1.0 million in 1997 and $1.3 million in 1996, and reflect the elimination of a non-recurring, non-cash charge of $700,000 relating to the acquisition of C.P.A., Staffing. The pro forma presentation also reflects the elimination of combination expenses assuming the 1997 pooling transactions were completed prior to January 1, 1996.

                                                   FOR THE YEAR ENDED
                                           -----------------------------------
                                           DECEMBER 31, 1996 DECEMBER 31, 1997
                                           ----------------- -----------------
                                                   AS A % OF         AS A % OF
                                              $     REVENUE     $     REVENUE
                                           ------- --------- ------- ---------
                                                     (IN THOUSANDS)
Service Revenues:
  Temporary staffing...................... $40,410    77.1%  $45,797    73.0%
  Permanent placement.....................  12,001    22.9    16,935    27.0
                                           -------   -----   -------   -----
  Total service revenues..................  52,411   100.0    62,732   100.0
Direct costs of services..................  26,925    51.4    30,744    49.0
                                           -------   -----   -------   -----
  Gross profit............................  25,486    48.6    31,988    51.0
Selling, general and administrative
 expenses.................................  18,868    36.0    25,780    41.1
Amortization and depreciation.............     899     1.7       816     1.3
Severance and franchise termination
 costs....................................     567     1.1       682     1.1
                                           -------   -----   -------   -----
  Operating income........................   5,152     9.8     4,710     7.5
Other expense.............................     980     1.9       903     1.4
                                           -------   -----   -------   -----
Income before income taxes................ $ 4,172     7.9%  $ 3,807     6.1%
                                           =======   =====   =======   =====

  Service Revenues. Pro forma service revenues increased to $62.7 million for year ended December 31, 1997 from $52.4 million for the year ended December 31, 1996, an increase of $10.3 million. Pro forma C.P.A. Staffing-related revenues increased by $900,000 while the majority of the increase is attributable to the growth described above in the discussion of historical results for 1997 compared to historical results for 1996.

  Gross Profit. The pro forma gross profit margin percentages for the years ended December 31, 1997 and December 31, 1996 were 51.0% and 48.6%, respectively. These percentages are below the historical gross profit percentages of 52.0% and 50.2%, as the majority of C.P.A. Staffing revenues were from temporary staffing services.

  Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses increased by $6.9 million from $18.9 million in 1996 to $25.8 million in 1997. The increase is explained above in the discussion of historical results for 1997 compared to historical results for 1996. Selling, general and administrative expenses attributable to C.P.A. Staffing increased approximately $500,000.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $749,000, $1.9 million and $2.8 million in 1997, 1996 and 1995, respectively. The net cash provided by operating activities for the periods presented was primarily attributable to net income and changes in operating assets and liabilities.

  Net cash used in investing activities was $3.1 million, $500,000 and $300,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in cash used for investing activities for the year ended December 31, 1997 was $2.0 million paid for the acquisition of C.P.A. Staffing. During 1997, the Company used $1.1 million in conjunction with the consolidation, integration and expansion of its telecommunications and computer systems and office facilities. The Company expects to make significant investment during 1998 as it continues its integration and consolidation of its information technology systems and office facilities.

  Net cash provided by financing activities was $1.9 million in 1997, which is primarily attributable to borrowings to fund the acquisition of C.P.A. Staffing. Net cash used in financing activities was $1.8 million for both 1996 and 1995, and was primarily attributable to net repayments of long term debt, capital lease obligations and distributions to shareholders.

  At December 31, 1997 the Company had working capital of $4.9 million including cash of $370,000. Additionally, at December 31, 1997 the Company had $3.9 million available under its $15 million revolving credit facility (the "Credit Facility"). Borrowings under the Credit Facility are available for working capital and other corporate purposes, including acquisitions, and have been used to repay certain debt of the Pooled Entities and to pay for expenses incurred in connection with acquisitions. Interest on the Credit Facility is due quarterly, and outstanding principal is due on May 31, 2000. Interest is payable at a rate equal to, at the election of the Company, either: (A) the greater of (i) the prime rate or (ii) the federal funds rate plus 0.5%, plus a variable amount between 0% and 0.75%; or (B) LIBOR plus a variable amount between 1.25% and 2.5%. At December 31, 1997 the Company owed $11.1 million in principal on the Credit Facility. The Credit Facility contains covenants requiring the maintenance of certain financial ratios and specified net worth and limiting additional indebtedness, the sale of substantial assets, consolidations or mergers by the Company and the payment of dividends. The Credit Facility is secured by all assets of the Company and a pledge of 100% of the stock of all subsidiaries which have guaranteed the repayment of indebtedness under the Credit Facility. At December 31, 1997, as a result of the nonrecurring expenses, growth initiatives and integration costs incurred by the Company during 1997, the Company was in technical default of certain covenants in the Credit Facility; however, the Company has obtained a waiver of such default from the lender through December 31, 1997.

  In February 1998, the Company completed its initial public offering of 2,842,500 shares of Common Stock at a price of $8.50 per share, realizing net cash proceeds of approximately $20.1 million after deducting underwriting discounts and offering expenses. The Company used approximately $11.8 million to repay its then outstanding indebtedness under its Credit Facility. The Company also expects to pay up to $2.4 million in offering expenses. The Company expects to use the balance of the proceeds for capital expenditures primarily to enhance management information systems, to pay amounts to individuals who were shareholders during the period the Company was treated as an S corporation to enable them to pay the federal and state income taxes due on the Company's taxable income during that period, and for working capital and general corporate purposes including acquisitions and opening new offices.

  The Company expects to pursue its acquisition and expansion program and intends to register up to an additional 2,000,000 shares of its Common Stock to use as consideration in connection with future acquisitions. The Company also anticipates increasing the amount of its Credit Facility and that such increase would be available to provide cash to fund acquisitions and for general corporate purposes.

  The Company intends to finance acquisitions through a combination of cash, debt and Common Stock. While there can be no assurance, management believes that the funds currently available and on hand, funds to be provided by operations, and funds available through the Credit Facility will be sufficient during the next twelve months to meet the Company's anticipated needs for working capital, capital expenditures, future acquisitions and anticipated cash outflows related to unusual transactions such as severance, franchise termination costs and payment of the deferred tax liability discussed above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS 130 will not have a material effect on the Company's financial statements.

  In June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS 131 will not have a material effect on the Company's financial statements.

YEAR 2000 COMPUTER ISSUES

  The Year 2000 issue refers to the problems resulting from many existing computer software programs and operating systems that use only two digits rather than four to define the applicable year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

  The Company uses various software packages in conducting and accounting for its temporary staffing, permanent placement and general accounting operations. These packages, among other things, track and accumulate temporary staff time and client billings, process staff payroll, and produce financial statements and other financial data. Certain of the Company's Hub-Centers use software packages that may not be Year 2000 compliant. As previously discussed in "Item
1. Business--Corporate Support Services--Information Systems," the Company is implementing integrated staffing and accounting software packages. The Company has the option either to purchase new Year 2000 compliant software from outside vendors or implement existing in-house Year 2000 compliant software, or to combine both approaches. The Company expects that its information systems integration efforts will enable it to be fully Year 2000 compliant although the Company cannot guarantee that software represented by vendors to be Year 2000 compliant will in fact be compliant. Further, certain Hub-Centers use third-party payroll processing companies. Although the Company expects that such companies will be Year 2000 compliant, no assurances can be given in that regard. In pursuing its acquisition strategy the Company could acquire an entity that is not Year 2000 compliant. Depending on the size of the entity acquired, noncompliance could negatively affect the Company's results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

  This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to the intent, belief or expectations of the Company and its management regarding the Company's strategies and plans for: operations, including its Hub-Center management model; growth, including current and potential new services; acquisitions; recruiting; and sales and marketing strategies. Other forward-looking statements relate to trends affecting the Company's financial condition and results of operations; the Company's anticipated capital needs and expenditures; and litigation in which the Company is involved. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements as a result of:

  - the Company's relatively brief combined operating history;

  - the Company's ability to identify and acquire suitable acquisition candidates;

  - the Company's ability to integrate acquired businesses into its operations;

  - the Company's ability to implement internal control and management financial and operational reporting systems;

  - risks associated with opening new offices and offering new services;

  - the availability of qualified personnel to staff and supervise new offices;

  - the possible effects of a downturn in the economy, which may result in a decline in the demand for the Company's services;

  - the strength of demand for temporary staffing and permanent placement services in the Company's markets;

  - the general level of economic activity and unemployment;

  - existing and emerging competition;

  - competing demands for the attention of the Company's management;

  - the availability of capital to fund acquisitions;

  - the Company's ability to maintain sufficient profit margins despite pricing pressures; and

  - the changing regulatory environment.

  In addition, the market price of the Common Stock may from time to time be significantly volatile as a result of, among other things:

  - the Company's operating results;

  - the operating results of other staffing companies; and

  - changes in the performance of the stock market in general.

  Investors should review the more detailed description of these and other possible risks contained in the "Risk Factors" section of the prospectus included in the S-1 Registration Statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements of the Company, including the Company's consolidated balance sheets, as of December 31, 1996 and 1997, consolidated statements of income for the years ended December 31, 1995, 1996 and 1997, consolidated statements of cash flows for the years ended December 31, 1995, 1996 and 1997 and consolidated statements of Redeemable Common Stock and Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997, together with the report thereon of Arthur Andersen LLP dated February 23, 1998, and the schedule containing certain supplemental information are attached hereto as pages F-1 through F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

  There have been no disagreements with or change in the registrant's independent accountant since the Company's inception.

                                   PART III

  Certain information required by Part III is omitted from this report in that the registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the financial year covered by this report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

  The information required by this item is incorporated by reference from the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements.

  The following financial statements of the Company are filed as a part of this report and are attached hereto as pages F-1 through F-15:

    Report of Independent Public Accountants on Financial Statements

    Consolidated Balance Sheets as of December 31, 1996 and 1997

    Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997

    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

    Consolidated Statements of Redeemable Common Stock and Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997

    Notes to Financial Statements

(a)(2)Financial Statement Schedule.

    Report of Independent Public Accountants
    Schedule II--Valuation and Qualifying Accounts.

(a)(3)Exhibits.

  The Company has filed certain of the exhibits required by Item 601 of Regulation S-K with the S-1 Registration Statement. As specifically noted in the following Index to Exhibits, such previously filed exhibits are designated with an asterisk and are incorporated into this annual report on Form 10-K by reference thereto. Management contracts or compensatory plans or arrangements are designated with the + sign.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   2.1   Agreement and Plan of Reorganization dated as of April 16, 1997 by and among the Company and David C. Cooper & Associates, Inc., DCCA
          Professional Temporaries, Inc., EKT, Inc., and Infinity Enterprises,
          Inc., and Cooper Acquisition, Inc., DCCA Acquisition, Inc., EKT
          Acquisition, Inc., and Infinity Acquisition, Inc., and the
          shareholders named therein.*
   2.2   Agreement and Plan of Reorganization dated as of April 24, 1997 by and among the Company, Cama of Tampa, Inc., Cama Acquisition, Inc. and
          Stephen S. Tutwiler.*
   2.3   Agreement and Plan of Merger by and among the Company, RFCG Merger
          Subsidiary, Inc., Rylan Forbes Consulting Group, Inc., and the
          shareholders of Rylan Forbes Consulting Group, Inc. dated as of July
          25, 1997.*

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   2.4   Agreement and Plan of Merger by and among the Company, the shareholders of the Company, AcSys Resources, Inc., ASRI Merger
          Subsidiary, Inc. and the shareholders of AcSys Resources, Inc. dated as of September 3, 1997.*
   2.5   Agreement and Plan of Merger among ACSYS Resources, Inc., ACSYS
          Staffing Acquisition Corp., ACSYS Search Acquisition Corp., ACSYS
          Career Acquisition Corp., and C.P.A. Staffing, Inc., C.P.A. Search,
          Inc., Career Placement Associates, Inc. and John Ficquette and Louis
          Boohaker dated as of August 12, 1997.*
   3.1   Articles of Incorporation of the Company.*
   3.2   Bylaws of the Company.*
   4.1   Specimen Common Stock Certificate.*
  10.1   Amended and Restated 1997 Stock Option Plan of the Company.*+
  10.3   Employment Agreement by and between the Company and Timothy Mann, Jr.
          dated March 12, 1997.*+
  10.4   Amendment No. 1 to Employment Agreement by and between the Company and
          Timothy Mann, Jr. dated September 3, 1997.*+
  10.5   Amendment No. 2 to Employment Agreement by and between the Company and
          Timothy Mann, Jr. dated October 14, 1997.*+
  10.6   Employment Agreement by and between the Company and Edward S.
          Baumstein dated September 3, 1997.*+
  10.7   Amendment No. 1 to Employment Agreement by and between the Company and
          Edward S. Baumstein dated as of October 14, 1997.*+
  10.8   Stock Option Agreement by and between the Company and Timothy Mann,
          Jr. dated May 19, 1997.*+
  10.9   10.9 Stock Option Agreement by and between the Company and Timothy
          Mann, Jr. dated May 19, 1997.*+
  10.10  10.10 Employment Agreement by and between the Company and Lester E.
          Gallagher dated September 3, 1997.*+
  10.11  Form of Employment Agreement between the Company and key employees.*+
  10.12  Amended and Restated Registration Rights Agreement dated as of
          September 3, 1997 by and among the Company and certain holders of the capital stock of the Company.*
  10.13  Revolving Credit Agreement dated May 16, 1997 by and among the Company and certain lenders.*
  10.14  Form of Indemnification Agreement entered into between the Company and its directors and officers.*
  10.15  Form of S Corporation Tax Allocation and Indemnification Agreement
          entered into between the Company and certain of its shareholders.*
  10.16  Nonqualified Stock Option Grant dated as of January 30, 1997 by AcSys
          Resources, Inc. to Les Gallagher.*+
  21.1   Subsidiaries of the Company.*
  23.1   Consent of Arthur Andersen LLP.
  24.1   Power of Attorney [included on signature page].
  27.1   Financial Data Schedule (for SEC use only).*

(b)Reports on Form 8-K.

          None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACSYS, Inc.

                                                 /s/ Timothy Mann, Jr.
                                          By: _________________________________
                                                    TIMOTHY MANN, JR.
                                                 CHIEF EXECUTIVE OFFICER

                                                     March 30, 1998
                                                          Date

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of ACSYS, Inc. (the "Company"), a Georgia corporation, for himself and not for one another, does hereby constitute and appoint David C. Cooper, Timothy Mann, Jr. and Edward S. Baumstein and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his name to any and all amendments to this Annual Report on Form 10-K, and to cause the same (together with all Exhibits thereto) to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURES                          TITLE                 DATE

        /s/ David C. Cooper            Chairman of the Board of    March 30,
-------------------------------------   Directors                   1998
           DAVID C. COOPER

       /s/ Timothy Mann, Jr.           Chief Executive Officer     March 30,
-------------------------------------   and Director (Principal     1998
           TIMOTHY MANN, JR.            Executive Officer)

      /s/ Edward S. Baumstein          President, Chief            March 30,
-------------------------------------   Operating Officer and       1998
         EDWARD S. BAUMSTEIN            Director

       /s/ Beth Monroe-Chase           Chief Development           March 30,
-------------------------------------   Officer, Executive Vice     1998
          BETH MONROE-CHASE             President and Director

      /s/ Lester E. Gallagher           Chief Financial Officer    March 30,
-------------------------------------    (Principal Financial       1998
         LESTER E. GALLAGHER             and Accounting Officer)

       /s/ Barry M. Abelson             Director                   March 30,
-------------------------------------                               1998
          BARRY M. ABELSON

       /s/ John R. Ficquette            Director                   March 30,
-------------------------------------                               1998
           JOHN FICQUETTE

       /s/ Paul J. Klaassen             Director                   March 30,
-------------------------------------                               1998
          PAUL J. KLAASSEN

     /s/ William Porter Payne           Director                   March 30,
-------------------------------------                               1998
        WILLIAM PORTER PAYNE

        /s/ Harry J. Sauer              Director                    March 30,
-------------------------------------                                  1998
           HARRY J. SAUER

       /s/ Mark E. Strassman            Director                    March 30,
                                                                       1998

-------------------------------------
          MARK E. STRASSMAN

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ACSYS, Inc.:

  We have audited the accompanying consolidated balance sheets of ACSYS, Inc. (a Georgia corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, redeemable common stock and shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACSYS, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Philadelphia, PA,
 February 23, 1998

                          ACSYS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     PRO FORMA
                                                                     DECEMBER
                                                 DECEMBER 31            31,
                                           ------------------------    1997
                                              1996         1997      (NOTE 2)
                  ASSETS                   -----------  ----------- -----------
                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents............... $ 1,061,662  $   370,468 $ 8,990,431
  Restricted cash.........................     116,434          --          --
  Accounts receivable, net of allowances
   of $280,825 and $427,578...............   6,219,127    9,204,618   9,204,618
  Prepaid expenses and other..............     245,876      775,023     775,023
                                           -----------  ----------- -----------
    Total current assets..................   7,643,099   10,350,109  18,970,072
PROPERTY AND EQUIPMENT, net...............     852,784    1,808,660   1,808,660
GOODWILL AND OTHER INTANGIBLE ASSETS,
 net......................................   7,126,478   15,782,758  15,782,758
DEFERRED INITIAL PUBLIC OFFERING COSTS....          --    1,200,000          --
OTHER ASSETS..............................     232,781      133,670     133,670
                                           -----------  ----------- -----------
                                           $15,855,142  $29,275,197 $36,695,160
                                           ===========  =========== ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdrafts......................... $   264,699  $ 1,001,699 $ 1,001,699
  Lines of credit.........................     925,000           --          --
  Current portion of long-term debt.......     721,746       46,937      46,937
  Accounts payable........................     347,664      756,577     756,577
  Accrued liabilities.....................   1,829,228    4,861,624   3,261,624
  Deferred income taxes...................          --           --     564,000
                                           -----------  ----------- -----------
    Total current liabilities.............   4,088,337    6,666,837   5,630,837
                                           -----------  ----------- -----------
LONG-TERM DEBT............................   8,125,008   11,707,432     657,432
                                           -----------  ----------- -----------
DEFERRED INCOME TAXES.....................          --           --   1,987,000
                                           -----------  ----------- -----------
OTHER LONG-TERM LIABILITIES...............      40,842      376,916     376,916
                                           -----------  ----------- -----------
COMMITMENTS AND CONTINGENCIES (Note 5)
REDEEMABLE COMMON STOCK, no par value,
 122,012 shares issued and outstanding....     287,946    1,220,120         --
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000
   shares authorized, no shares issued or
   outstanding............................         --           --          --
  Common stock, no par value, 45,000,000
   shares authorized, 7,151,934 and
   8,371,208 shares issued and
   outstanding, respectively..............     510,604    7,577,393  28,042,975
  Retained earnings.......................   3,391,812    1,726,499         --
  Treasury stock, at cost.................    (589,407)         --          --
                                           -----------  ----------- -----------
    Total shareholders' equity............   3,313,009    9,303,892  28,042,975
                                           -----------  ----------- -----------
                                           $15,855,142  $29,275,197 $36,695,160
                                           ===========  =========== ===========

        The accompanying notes are an integral part of these statements.

                          ACSYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31
                                         -------------------------------------
                                            1995         1996         1997
                                         -----------  -----------  -----------
SERVICE REVENUES:
  Temporary staffing.................... $26,565,734  $34,756,945  $41,781,038
  Permanent placement...................   7,919,043   11,151,319   16,394,016
                                         -----------  -----------  -----------
    Total service revenues..............  34,484,777   45,908,264   58,175,054
DIRECT COST OF SERVICES, consisting of
 payroll, payroll taxes and benefit
 costs for temporary employees..........  17,731,610   22,873,091   27,912,116
                                         -----------  -----------  -----------
    Gross profit........................  16,753,167   23,035,173   30,262,938
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES...............................  12,795,347   18,776,444   25,812,475
COMBINATION EXPENSES....................         --           --     1,797,334
AMORTIZATION AND DEPRECIATION...........     674,312      661,377      663,088
SEVERANCE AND FRANCHISE TERMINATION
 COSTS..................................     166,394      566,512      682,000
                                         -----------  -----------  -----------
    Operating income....................   3,117,114    3,030,840    1,308,041
OTHER INCOME (EXPENSE):
  Interest income.......................      64,039       73,729       33,111
  Interest expense......................    (890,133)    (872,958)    (864,096)
  Other.................................     (39,132)      (4,099)      33,335
                                         -----------  -----------  -----------
NET INCOME.............................. $ 2,251,888  $ 2,227,512  $   510,391
                                         ===========  ===========  ===========
NET INCOME (LOSS) PER SHARE
  Basic and diluted net income (loss)
   per share............................ $      0.31  $      0.28  $     (0.06)
                                         ===========  ===========  ===========
  Shares used in computing basic and
   diluted net income (loss) per share..   7,151,934    7,151,934    7,619,601
                                         ===========  ===========  ===========
PRO FORMA DATA (UNAUDITED) (Note 3):
  Historical net income, as reported.... $ 2,251,888  $ 2,227,512  $   510,391
  Pro forma income taxes................     990,831      980,105      973,000
                                         -----------  -----------  -----------
  Pro forma net income (loss)........... $ 1,261,057  $ 1,247,407  $  (462,609)
                                         ===========  ===========  ===========
  Pro forma basic and diluted net income
   (loss) per share..................... $      0.18  $      0.14  $    (0.18)
                                         ===========  ===========  ===========
  Shares used in computing pro forma
   basic and diluted net income (loss)
   per share............................   7,151,934    7,151,934    7,619,601
                                         ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                          ACSYS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK

                            AND SHAREHOLDERS' EQUITY

                                                             SHAREHOLDERS' EQUITY
                              REDEEMABLE     --------------------------------------------------------
                             COMMON STOCK        COMMON STOCK
                          ------------------ ---------------------   RETAINED   TREASURY
                          SHARES    AMOUNT    SHARES      AMOUNT     EARNINGS     STOCK      TOTAL
                          ------- ---------- ---------  ----------  ----------  ---------  ----------
BALANCE, JANUARY 1,
 1995...................      --  $      --  7,273,946  $  124,770  $  920,004  $(130,907) $  913,867
 Distributions to
  shareholders..........      --         --        --          --     (717,661)       --     (717,661)
 Net income.............      --         --        --          --    2,251,888        --    2,251,888
                          ------- ---------- ---------  ----------  ----------  ---------  ----------
BALANCE, DECEMBER 31,
 1995...................      --         --  7,273,946     124,770   2,454,231   (130,907)  2,448,094
 Assumption of debt
  accounted for as a
  distribution..........      --         --        --          --     (300,000)       --     (300,000)
 Push down of new
  accounting basis in
  purchase transaction..      --         --        --      300,000         --         --      300,000
 Contributions from
  shareholders..........      --         --        --      150,000         --         --      150,000
 Distributions to
  shareholders..........      --         --        --          --     (766,151)       --     (766,151)
 Purchase of Common
  Stock in connection
  with redemption
  agreement (Note 9)....  122,012     64,166  (122,012)    (64,166)        --    (458,500)   (522,666)
 Accretion of redeemable
  Common Stock to
  redemption value......      --     223,780       --          --     (223,780)       --     (223,780)
 Net income.............      --         --        --          --    2,227,512        --    2,227,512
                          ------- ---------- ---------  ----------  ----------  ---------  ----------
BALANCE, DECEMBER 31,
 1996...................  122,012    287,946 7,151,934     510,604   3,391,812   (589,407)  3,313,009
 Distributions to
  shareholders..........      --         --        --          --   (1,243,530)       --   (1,243,530)
 Issuance of Common
  Stock in connection
  with the acquisition
  of C.P.A. Staffing....      --         --  1,219,274   7,066,789         --     589,407   7,656,196
 Accretion of redeemable
  Common Stock to
  redemption value......      --     932,174       --          --     (932,174)       --     (932,174)
 Net income.............      --         --        --          --      510,391        --      510,391
                          ------- ---------- ---------  ----------  ----------  ---------  ----------
BALANCE, DECEMBER 31,
 1997...................  122,012 $1,220,120 8,371,208  $7,577,393  $1,726,499  $     --   $9,303,892
                          ======= ========== =========  ==========  ==========  =========  ==========

        The accompanying notes are an integral part of these statements.

                          ACSYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           FOR THE YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1995         1996         1997
                                          -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................. $ 2,251,888  $ 2,227,512  $  510,391
  Adjustments to reconcile net income to
   net cash provided by operating
   activities--
    Amortization and depreciation........     674,312      661,377     663,088
    Loss on property disposal............         --           --        7,931
    Change in deferred rent liability....     (30,463)     (45,530)        --
    Imputed interest.....................      73,000       71,000      74,324
    Non-cash severance charge............         --       458,500         --
  Changes in operating assets and
   liabilities--
    Accounts receivable, net.............    (839,201)  (1,483,465) (1,861,987)
    Prepaid expenses and other...........      13,878     (162,876)   (528,004)
    Other assets.........................         --           --       99,111
    Accounts payable.....................      99,023       38,269     340,254
    Accrued liabilities and other........     523,786      143,100   1,107,781
    Other long-term liabilities..........         --           --      336,074
                                          -----------  -----------  ----------
      Net cash provided by operating
       activities........................   2,766,223    1,907,887     748,963
                                          -----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for acquisition of C.P.A.
   Staffing..............................         --           --   (1,995,932)
  Capital expenditures...................    (273,509)    (487,494) (1,130,589)
                                          -----------  -----------  ----------
      Net cash used in investing
       activities........................    (273,509)    (487,494) (3,126,521)
                                          -----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in bank overdrafts.............    (128,864)     224,688     737,000
  Net borrowings (repayments) on lines of
   credit................................     177,000      325,500    (925,000)
  Proceeds from long-term debt...........      79,973      326,325  12,207,200
  Repayments of long-term debt...........  (1,235,674)  (1,811,370) (9,373,909)
  Distributions to shareholders..........    (717,661)    (766,151)   (843,530)
  Deferred financing costs...............         --           --     (231,831)
  Changes in restricted cash.............         --       (89,254)    116,434
  Net repayments of notes payable to
   shareholders..........................         --      (150,000)        --
  Shareholder contributions..............         --       150,000         --
                                          -----------  -----------  ----------
      Net cash provided by (used in)
       financing activities..............  (1,825,226)  (1,790,262)  1,686,364
                                          -----------  -----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.............................     667,488     (369,869)   (691,194)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR....................................     764,043    1,431,531   1,061,662
                                          -----------  -----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR... $ 1,431,531  $ 1,061,662   $ 370,468
                                          ===========  ===========  ==========

        The accompanying notes are an integral part of these statements.

                         ACSYS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS:

  ACSYS, Inc. and Subsidiaries (the "Company") is an accounting and finance staffing firm that operates offices primarily located in major metropolitan areas in the eastern United States.

  The Company was formed on March 10, 1997 and effected a business combination on May 16, 1997 in which it acquired all of the issued and outstanding common stock of Infinity Enterprises, Inc.; David C. Cooper & Associates, Inc.; DCCA Professional Temporaries, Inc.; and EKT, Inc. in exchange for 4,240,283 shares of the Company's Common Stock (the "May 16 Pooling"). Subsequent to the May 16 Pooling, the Company acquired all of the issued and outstanding common stock of the following companies, in the same manner:

                                                                        SHARES
      NAME                                           ACQUISITION DATE   ISSUED
      ----                                           ----------------- ---------
      Cama of Tampa, Inc. ..........................      May 19, 1997   131,143
      Rylan Forbes Consulting Group, Inc. ..........     July 25, 1997   462,292
      AcSys Resources, Inc. ........................ September 3, 1997 3,659,502

  The business combinations referred to above have been accounted for under the pooling of interests method of accounting. Thus, the accompanying financial statements have been restated to include the accounts and operating results of the combined companies for all dates and periods prior to the combinations, except for Infinity Enterprises, Inc. and Cama of Tampa, Inc., which are reflected only from their respective dates of formation of March 1, 1994 and January 1, 1996, respectively (see Note 3).

  Upon closing these acquisitions, the Company entered into employment agreements with certain officers and employees. Those agreements provide for reduced compensation from amounts previously charged to expense. The reduction in compensation was approximately $1,114,000 in 1997. The following is an unaudited supplemental pro forma presentation of the 1997 statement of operations to reflect this adjustment:

   Net income as reported.......................................... $ 510,391
   Pro forma adjustment to compensation expense.................... 1,114,000
                                                                    ---------
   Pro forma net income, before pro forma income taxes............. 1,624,391
   Pro forma income taxes.......................................... 1,444,000
                                                                    ---------
   Pro forma net income after contractual reduction in salaries.... $ 180,391
                                                                    =========
   Pro forma net loss per share, as reported....................... $   (0.18)
                                                                    =========
   Pro forma net loss per share, as adjusted for reduction in
    salaries....................................................... $   (0.10)
                                                                    =========

  This supplemental pro forma presentation is shown solely as a result of the significant change in the Company's compensation arrangements following the mergers, in order to assess the impact on the Company's results of operations. This presentation assumes that the duties and responsibilities of the officers and employees will not be diminished given the reduction in compensation and, as such, that other costs will not be incurred that offset this pro forma adjustment to compensation expense.

2. INITIAL PUBLIC OFFERING AND PRO FORMA BALANCE SHEET:

  In February 1998, the Company completed its initial public offering ("IPO") of 2,842,500 shares of Common Stock at a price of $8.50 per share, generating net cash proceeds of approximately $20.1 million after deducting underwriters' discount and offering costs of approximately $2.4 million.

                         ACSYS, INC. AND SUBSIDIARIES

  A portion of the proceeds from the IPO was used to repay outstanding indebtedness under the Company's Credit Facility. The Company expects to use the balance of the proceeds for capital expenditures, to pay accrued distributions to shareholders for taxable income of the Company included in the shareholders' tax returns during the period the Company was an S Corporation, and for working capital and general corporate purposes.

  In connection with the IPO, the Company terminated its S corporation status and will record income tax expense and a corresponding net deferred tax liability of approximately $2,551,000 representing the tax effect of differences in bases in assets and liabilitilies for financial reporting and income tax purposes (see Note 3).

  The pro forma balance sheet reflects the net proceeds from the IPO of $20,069,963, the repayment of the Company's outstanding Credit Facility of $11,050,000, payment of accrued distributions of $400,000 to shareholders for income tax purposes on S corporation earnings, and the recording of a net deferred tax liability of $2,551,000 in connection with the S corporation termination, as if the S corporation and IPO occurred on December 31, 1997. In addition, the pro forma balance sheet reflects a contractual waiver of certain stock redemption rights held by one of the Company's shareholders (see Note 9) and the resetting of retained earnings in connection with the termination of the Company's S corporation status.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

RISKS AND UNCERTAINTIES

  The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company's brief operating history, the competitive market for temporary staffing services, dependence on availability of qualified personnel, dependence on key personnel and risks associated with opening new offices and offering new services.

  Credit risk with respect to accounts receivable is dispersed due to the nature of the business, the large number of customers, and the diversity of industries serviced. At December 31, 1996 and 1997, no one customer represented greater than 10% of accounts receivable or greater than 10% of revenues for the periods then ended.

PERVASIVENESS OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

CASH AND CASH EQUIVALENTS

  The Company considers cash on deposit with financial institutions and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company generally limits its investments in cash equivalents to money market funds and certificates of deposit.

RESTRICTED CASH

  Restricted cash represents funds previously held by a financing institution as collateral for a line of credit.

                         ACSYS, INC. AND SUBSIDIARIES

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.

                                                              DECEMBER 31
                                                         ----------------------
                                            USEFUL LIVES    1996        1997
                                            ------------ ----------  ----------
      Office equipment.....................  3-7 years   $1,090,574  $1,622,017
      Office furniture and fixtures........  3-7 years      401,638     940,774
      Leasehold improvements...............    7 years      155,237     336,190
                                                         ----------  ----------
                                                          1,647,449   2,898,981
      Less--Accumulated depreciation.......                (794,665) (1,090,321)
                                                         ----------  ----------
                                                          $ 852,784  $1,808,660
                                                         ==========  ==========

Depreciation expense for the years ended December 31, 1995, 1996 and 1997 was $116,231, $252,090, and $333,634, respectively.

INTANGIBLE ASSETS

                                                             DECEMBER 31
                                                       ------------------------
                                                          1996         1997
                                                       -----------  -----------
      Goodwill........................................ $ 7,642,785  $16,396,688
      Deferred financing costs........................         --       231,831
      Other...........................................       8,523        8,523
                                                       -----------  -----------
                                                         7,651,308   16,637,042
      Less--Accumulated amortization..................    (524,830)    (854,284)
                                                       -----------  -----------
                                                       $ 7,126,478  $15,782,758
                                                       ===========  ===========

  Goodwill was recorded in connection with the acquisition on February 28, 1994 of certain assets of a predecessor by Infinity Enterprises, Inc., the acquisition on January 1, 1996 of common stock from the previous shareholders of Cama of Tampa, Inc. and the acquisition on August 12, 1997 of C.P.A. Staffing (see Note 10). Goodwill is being amortized on a straight-line basis over 40 years.

  Deferred financing costs are being amortized over the three-year term of the credit facility (see Note 4).

  Amortization expense for the intangible assets for the years ended December 31, 1995, 1996 and 1997 was $558,081, $409,287 and $329,454, respectively.

LONG-LIVED ASSETS

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition will be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment will be recognized. Management believes that there has been no impairment of long-lived assets as of December 31, 1997.

                         ACSYS, INC. AND SUBSIDIARIES

ACCRUED LIABILITIES

                                                               DECEMBER 31
                                                          ---------------------
                                                             1996       1997
                                                          ---------- ----------
      Salaries and commissions........................... $  515,701 $2,082,208
      Combination costs..................................        --   1,612,081
      Payroll taxes......................................    439,310    308,391
      Shareholder distributions..........................        --     400,000
      Other..............................................    874,217    458,944
                                                          ---------- ----------
                                                          $1,829,228 $4,861,624
                                                          ========== ==========

REVENUE RECOGNITION

  The Company recognizes permanent placement revenues when the employment offer and acceptance has occurred and the candidate's employment start date has been established. Revenues from permanent placements are reported in the consolidated statements of operations net of estimated adjustments due to placed candidates that terminate employment within the Company's guarantee period (generally 90-180 days). The net adjustment in each of the periods presented is immaterial. The Company recognizes temporary staffing revenues when the services are performed.

GROSS PROFIT

  Gross profit is determined by deducting the direct cost of services for temporary staffing revenues (temporary and contract personnel payroll, payroll taxes and benefit costs) from total service revenues. The primary costs associated with permanent placement revenues are sales commissions, which increase in proportion with service revenue from permanent placements. Consistent with industry practice, these costs are included in selling, general and administrative expenses.

SUPPLEMENTAL CASH FLOW INFORMATION

  For the years ended December 31, 1995, 1996 and 1997, the Company paid interest of $919,280, $865,417, and $864,827, respectively. The Company financed equipment purchases under capital leases of $61,219 and $100,000 for the years ended December 31, 1995 and 1996, respectively, and purchased Common Stock for debt in the amount of $442,785 for the year ended December 31, 1996.

The following table displays the net noncash assets that were acquired in August 1997 in connection with the acquisition of C.P.A. Staffing (see Note
10):

      Noncash assets (liabilities)
        Accounts receivable......................................... $1,123,504
        Prepaid expenses and other..................................      1,143
        Property and equipment......................................    166,852
        Goodwill....................................................  8,753,903
        Accounts payable............................................    (68,659)
        Accrued liabilities.........................................   (324,615)
                                                                     ----------
        Net noncash assets acquired.................................  9,652,128
        Common stock issued......................................... (7,656,196)
                                                                     ----------
          Net cash paid for acquisition............................. $1,995,932
                                                                     ==========

                         ACSYS, INC. AND SUBSIDIARIES

INCOME TAXES

  The Company is an S corporation for Federal and state income tax reporting purposes. As such, all taxable income and loss of the Company is included in the shareholders' tax returns. If the S corporation status had been terminated as of December 31, 1997, the Company would have recorded a net deferred tax liability of approximately $2,551,000 representing the tax effect of differences in the bases in assets and liabilities for financial reporting and income tax purposes. The differences primarily relate to the use of the cash basis of accounting for tax purposes and the accrual basis of accounting for financial reporting purposes, as well as differences in depreciation and amortization methods. Pro forma income taxes represent the income tax expense that would have resulted if the Company was a C corporation for the periods presented.

NET INCOME (LOSS) PER SHARE

  The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

  Basic net income (loss) per share is computed by dividing the net income
(loss) for each year by the weighted average number of common shares outstanding for each year. Diluted net income (loss) per share is computed by dividing net income (loss) for each year by the weighted average number of common shares and Common Stock equivalents outstanding during each year. The average number of common shares outstanding excludes the redeemable common shares, as the accretion on the redeemable Common Stock of $223,780 and $932,174 for the years ended December 31, 1996 and 1997, respectively, is deducted in arriving at the net income (loss) available to Common shareholders. For all periods presented, diluted net income (loss) per share is not applicable as there are no Common Stock equivalents outstanding or their effect is antidilutive. The average number of shares outstanding has been retroactively restated to include the shares issued for the business combinations accounted for as poolings of interests.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  Management believes that the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values as of each balance sheet date given the relatively short maturity of these instruments. The fair values of long-term debt instruments have been estimated by discounting future cash flows based on the current interest rate environment and remaining term to maturity. The carrying amount of long-term debt approximates the fair value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS 130 will not have a material effect on the Company's financial statements.

  In June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS 131 will not have a material effect on the Company's financial statements.

                         ACSYS, INC. AND SUBSIDIARIES

4. DEBT:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1997
                                                       -----------  -----------
   Revolving Credit Facility.........................  $       --   $11,050,000
   Note payable to former shareholder of Infinity
    Enterprises, Inc., repaid in May 1997............    6,444,831          --
   Non-compete agreements with former shareholders of
    Infinity Enterprises, Inc., maturing February
    2009, with monthly payments of $8,333............    1,216,667    1,116,666
   Non-compete agreements with former owners of EKT,
    Inc., repaid in May 1997.........................      111,371          --
   Term notes payable to former shareholders of Cama
    of Tampa, Inc., repaid in May 1997...............      300,000          --
   Term loans payable to a bank, repaid in September
    1997.............................................      256,659          --
   Amount Due to former shareholders of AcSys
    Resources, Inc., repaid in September 1997........      717,000          --
   Loans due to shareholders of AcSys Resources,
    Inc..............................................       92,770          --
   Other.............................................      203,721        9,644
                                                       -----------  -----------
                                                         9,343,019   12,176,310
   Less--Unamortized discount........................     (496,265)    (421,941)
                                                       -----------  -----------
                                                         8,846,754   11,754,369
   Less--Current portion.............................     (721,746)     (46,937)
                                                       -----------  -----------
                                                       $ 8,125,008  $11,707,432
                                                       ===========  ===========

  On May 16, 1997, the Company entered into an agreement with a bank which provides for a $15,000,000 Revolving Credit Facility (the "Credit Facility") to be repaid on May 31, 2000. At December 31, 1997, the Company had outstanding borrowings under the Credit Facility of $11,050,000 and for the year ended December 31, 1997 incurred $443,272 of interest expense under the Credit Facility. The Company can elect on a monthly basis to pay interest at either: (A) the greater of (i) the bank's prime rate or (ii) the federal funds rate plus 0.5%, plus a margin which ranges up to 0.75%; or (B) at LIBOR plus a margin, which ranges from 1.25% to 2.50%. Borrowings under the Credit Facility are collateralized by all of the assets of the Company and a pledge of all of the stock of its subsidiaries. Borrowings are also guaranteed by each of the subsidiaries. The Credit Facility also contains various financial and non-financial covenants and prohibits the payment of dividends without the lender's consent. At December 31, 1997, the Company was in default under certain covenants in the Credit Facility which were subsequently waived by the bank through December 31, 1997. In February 1998, the Credit Facility was repaid with proceeds from the IPO (see Note 2).

  The Company has discounted the non-compete obligations and certain other notes payable to reflect their fair market value based on average borrowing rates available to the Company. The rate used to determine the discount was approximately 9.25%. The discount is being amortized over the term of the notes using the effective interest rate method. Amortization expense included in interest expense in the accompanying statements of operations for the years ended December 31, 1995, 1996 and 1997 was approximately $73,000, $71,000, and $74,000, respectively.

  The obligations under the non-compete agreements with former shareholders are secured by certain property and equipment and Common Stock of the Company, and are personally guaranteed by certain shareholders of the Company.

                         ACSYS, INC. AND SUBSIDIARIES

Annual maturities of long-term debt as of December 31, 1997 are as follows:

      1998.......................................................... $    46,937
      1999..........................................................      40,892
      2000..........................................................  11,094,840
      2001..........................................................      49,167
      2002..........................................................      53,914
      Thereafter....................................................     468,619
                                                                     -----------
                                                                     $11,754,369
                                                                     ===========

  The Company had four separate line of credit agreements with different banks, which provided for maximum borrowings of $1,200,000. These lines bore interest at rates between 9.25% and 10.0% as of December 31, 1996. At December 31, 1996, the Company had outstanding borrowings under these lines of $925,000. Interest expense under these lines was $66,700, $108,000 and $48,300 for the years ended December 31, 1995, 1996 and 1997, respectively. Three of these lines were repaid in May 1997 and the fourth line was repaid in September 1997 with borrowings under the Credit Facility.

5. COMMITMENTS AND CONTINGENCIES:

  In connection with the business combinations, the Company entered into employment agreements with certain shareholders who are also officers or employees of the Company. Each employment agreement provides for a guaranteed base salary over a three-year period and a discretionary bonus to be determined by the Board of Directors. For the years ending December 31, 1998, 1999 and 2000, the Company is obligated to pay $2,575,000, $2,575,000, and $1,222,500, respectively, in salaries under these agreements. The agreements contain non-compete covenants and can be terminated based on certain events, as defined. In addition, the agreements provide for lump sum payments equal to three times current salary upon certain triggering events such as a change in control, among other events.

The Company leases office space under noncancellable operating leases. Certain leases require additional payments for taxes and operating expenses and provide for renewal options. Future minimum payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 1997 are as follows:

      1998........................................................... $1,575,316
      1999...........................................................  1,495,608
      2000...........................................................  1,402,988
      2001...........................................................  1,275,265
      2002...........................................................    976,636
      Thereafter.....................................................    146,040
                                                                      ----------
                                                                      $6,871,853
                                                                      ==========

  Rent expense for the years ended December 31, 1995, 1996 and 1997 was $720,815, $919,732, and $780,480, respectively.

  On November 13, 1997, a lawsuit was filed against the Company, Cama of Tampa, Inc. ("Cama") and the former owner of Cama, Stephen S. Tutwiler. The lawsuit alleges that the plaintiff and Mr. Tutwiler agreed to form a corporation to provide certain staffing services; that such services were instead provided through a division of Cama; and that the plaintiff was entitled to a portion of the stock of Cama and thus to a portion of

                         ACSYS, INC. AND SUBSIDIARIES
the shares of Common Stock issued to Mr. Tutwiler when it acquired Cama. The plaintiff asserts numerous claims, including breach of contract, fraud, civil conspiracy and alleged misstatements and omissions regarding the Company's ownership of Cama in a prospectus filed by the Company. The plaintiff seeks to recover $27,000 allegedly due to the plaintiff, his alleged portion of Mr. Tutwiler's shares of Common Stock, and compensatory and other damages. The plaintiff also seeks an accounting and employment by the Company. The Company intends to vigorously defend the plaintiff's allegations. An adverse result could have a material effect on the Company and result in a charge to the statement of operations in the period in which the litigation is resolved. There is no other pending litigation which the Company considers material.

  In February 1998, the Company entered into a tax indemnification agreement with the then current shareholders which provides for indemnification by the Company to the shareholders and by the then shareholders to the Company for tax consequences of any adjustments made to taxable income (loss) prior to or after the termination of the S Corporation election that may impact previously reported amounts.

6. TERMINATION OF FRANCHISE AGREEMENTS AND SEVERANCE COSTS:

  Prior to May 31, 1994, AcSys Resources operated as a franchisee under a franchise agreement, which provided for various marketing and royalty payments to the franchisor based on revenues. Effective May 31, 1994, AcSys Resources and the franchisor terminated the agreement. The termination agreement provided for payments to the franchisor of $360,000, which were made and recorded as an expense in 1994. In addition, AcSys Resources was required to pay to the franchisor 1% of revenues for the period June 1, 1994 through May 31, 1995, and 2% of revenues for the period June 1, 1995 through May 31, 1996, resulting in an expense of $201,000 in 1994, $166,000 in 1995, and $108,000 in
1996. In May 1997, Cama of Tampa, Inc. terminated its franchise agreement and made a one-time payment to the franchisor of $170,000, which was recorded as an expense for the year ended December 31, 1997.

  The Company recorded a $512,000 charge in 1997 as a result of the termination of employment of a former executive, representing the present value of future severance payments due under his employment agreement. The severance obligation will be paid in 36 monthly installments of $16,667 beginning December 1997, and is recorded in other current and long-term liabilities in the accompanying balance sheet.

  Costs under the franchise termination agreements and severance expense have been separately recorded in the accompanying consolidated statements of operations.

7. RETIREMENT SAVINGS PLAN:

  AcSys Resources has a defined contribution retirement plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code and allows for eligible employees to contribute to the plan up to 15% of their pretax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The plan provides for discretionary matching contributions by AcSys Resources based on a percentage of the participant's contributions to the plan and a discretionary profit sharing contribution based on employee compensation. AcSys Resources made $23,083, $30,449 and $34,943 in 1995, 1996 and 1997, respectively, in matching contributions and no discretionary contributions were made to the plan.

8. RELATED PARTIES:

  At December 31, 1996, AcSys Resources had loans due from its shareholders of $61,567 at an interest rate of 5%. The loans are due on demand. These loans are included in other assets in the accompanying consolidated balance sheets. In addition, AcSys Resources owes three shareholders a total of $177,888 at December 31, 1997

                         ACSYS, INC. AND SUBSIDIARIES
for compensation earned but not paid. At December 31, 1997, the Company had outstanding advances to two of its shareholders in the amount of $280,917, which are recorded within prepaid and other current assets in the accompanying balance sheet.

9. CAPITAL TRANSACTIONS:

REDEMPTION AND SEVERANCE AGREEMENTS

  In September 1996, AcSys Resources entered into a Stock Redemption Agreement with one of its shareholders. Under this agreement, AcSys Resources repurchased a portion of the shares owned by this shareholder for $458,500. The shareholder can require AcSys Resources to repurchase his remaining 122,012 shares of Common Stock at a price based on an earnings formula defined in the Stock Redemption Agreement. This redemption right was contractually waived by the shareholder. In connection with the Stock Redemption Agreement, AcSys Resources and the shareholder entered into a severance agreement. Under this agreement, the shareholder is to receive $458,500, which was charged to expense in 1996. An initial payment of $200,000 was made to the shareholder upon execution of the agreements, with the remaining $717,000 repaid by the Company in September 1997.

STOCK OPTION PLAN

  In May 1997, the Company established the 1997 Stock Option Plan (the "Option Plan"). The maximum number of shares of Common Stock that currently may be subject to outstanding options, determined immediately after the grant of any option, is 2,000,000 shares. The Option Plan provides that the number of shares of Common Stock available for issuance thereunder shall be automatically increased on the first trading day of each calendar year by the lesser of (i) three percent of the number of shares outstanding on the preceding trading day or (ii) 500,000 shares. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year.

  In January 1997, AcSys Resources issued stock options under the AcSys Resources 1996 Equity Compensation Plan (the "AcSys Resources Plan") to its officers and employees. In September 1997, the AcSys Resources Plan stock options were exchanged for 111,687 stock options at an exercise price of $2.66 per share. The exchange ratio was based on the exchange ratio used to effect the merger between AcSys Resources and the Company on September 3, 1997. In connection with this merger, these options became fully vested in accordance with the change of control provision included in the AcSys Resources Plan. In May 1997, the Company issued 97,698 non-qualified stock options and 37,500 qualified stock options to an officer of the Company at an exercise price of $8.00 per share.

  As of December 31, 1997, there were 244,820 stock options outstanding and exercisable under the Option Plan and the AcSys Resources Plan with a weighted average exercise price of $5.61 per share. These options consist of 135,198 at $8.00 per share and 109,622 at $2.66 per share.

  In February, 1998, the Company issued options to purchase 1,148,586 shares of Common Stock to certain employees and executive officers of the Company at an exercise price of $8.50 per share.

  The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements

                         ACSYS, INC. AND SUBSIDIARIES
regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the following pro forma net loss per Common share for the year ended December 31, 1997 would have resulted:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1997
                                                               -----------------
      Pro forma net loss:
        As reported...........................................     $(462,609)
                                                                   =========
        As calculated in accordance with SFAS 123.............     $(691,217)
                                                                   =========
      Pro forma net loss per Common Share:
        As reported...........................................     $   (0.18)
                                                                   =========
        As calculated in accordance with SFAS 123.............     $   (0.21)
                                                                   =========

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with a risk-free interest rate of 6.5%, no expected dividend yield and an expected life of five years. As of December 31, 1997, the weighted average fair value of the options outstanding was $1.56 per option.

10. ACQUISITION OF C.P.A. STAFFING:

  AcSys Resources acquired C.P.A. Staffing, Inc., C.P.A. Search, Inc. and Career Placement Associates, Inc. (together, "C.P.A. Staffing") on August 12, 1997. The acquisition was accounted for under the purchase method of accounting. The total purchase price was approximately $9,700,000 and consisted of cash of $1,900,000, 1,219,274 shares of Common Stock with an estimated fair value of $7,700,000 and transaction costs of $144,000. The purchase price was allocated to the assets acquired and liabilities assumed. The approximately $8,750,000 excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

  The following table summarizes the unaudited pro forma results of operations of the Company for the years ended December 31, 1996 and 1997, assuming that the acquisition of C.P.A. Staffing had occurred on January 1, 1995:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                     1996            1997
                                                --------------- ---------------
      Service revenues........................  $    52,410,832 $    62,731,564
      Operating income........................        3,864,973       1,902,462
      Net income (excluding pro forma income
       taxes).................................        2,884,645         999,539
      Basic and diluted net income per share..  $          0.32 $          0.01
      Shares used in computing per share
       amounts................................        8,378,208       8,378,208

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ACSYS, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of ACSYS, Inc. and Subsidiaries and have issued our report thereon dated February 23, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pa.
February 23, 1998

                          ACSYS, INC. AND SUBSIDIARIES

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                 CHARGED TO
                                       BEGINNING COSTS AND              ENDING
             DESCRIPTION                BALANCE   EXPENSES  DEDUCTIONS BALANCE
             -----------               --------- ---------- ---------- --------
1995
Allowance for doubtful accounts....... $ 87,000   153,551     (74,300) $166,251
1996
Allowance for doubtful accounts....... $166,251   286,212    (171,638) $280,825
1997
Allowance for doubtful accounts....... $280,825   302,345    (155,592) $427,578

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   2.1   Agreement and Plan of Reorganization dated as of April 16, 1997 by and among the Company and David C. Cooper & Associates, Inc., DCCA
          Professional Temporaries, Inc., EKT, Inc., and Infinity Enterprises,
          Inc., and Cooper Acquisition, Inc., DCCA Acquisition, Inc., EKT
          Acquisition, Inc., and Infinity Acquisition, Inc., and the
          shareholders named therein.*
   2.2   Agreement and Plan of Reorganization dated as of April 24, 1997 by and among the Company, Cama of Tampa, Inc., Cama Acquisition, Inc. and
          Stephen S. Tutwiler.*
   2.3   Agreement and Plan of Merger by and among the Company, RFCG Merger
          Subsidiary, Inc., Rylan Forbes Consulting Group, Inc., and the
          shareholders of Rylan Forbes Consulting Group, Inc. dated as of July
          25, 1997.*
   2.4   Agreement and Plan of Merger by and among the Company, the shareholders of the Company, AcSys Resources, Inc., ASRI Merger
          Subsidiary, Inc. and the shareholders of AcSys Resources, Inc. dated as of September 3, 1997.*
   2.5   Agreement and Plan of Merger among ACSYS Resources, Inc., ACSYS
          Staffing Acquisition Corp., ACSYS Search Acquisition Corp., ACSYS
          Career Acquisition Corp., and C.P.A. Staffing, Inc., C.P.A. Search,
          Inc., Career Placement Associates, Inc. and John Ficquette and Louis
          Boohaker dated as of August 12, 1997.*
   3.1   Articles of Incorporation of the Company.*
   3.2   Bylaws of the Company.*
   4.1   Specimen Common Stock Certificate.*
  10.1   Amended and Restated 1997 Stock Option Plan of the Company.*+
  10.3   Employment Agreement by and between the Company and Timothy Mann, Jr.
          dated March 12, 1997.*+
  10.4   Amendment No. 1 to Employment Agreement by and between the Company and
          Timothy Mann, Jr. dated September 3, 1997.*+
  10.5   Amendment No. 2 to Employment Agreement by and between the Company and
          Timothy Mann, Jr. dated October 14, 1997.*+
  10.6   Employment Agreement by and between the Company and Edward S.
          Baumstein dated September 3, 1997.*+
  10.7   Amendment No. 1 to Employment Agreement by and between the Company and
          Edward S. Baumstein dated as of October 14, 1997.*+
  10.8   Stock Option Agreement by and between the Company and Timothy Mann,
          Jr. dated May 19, 1997.*+
  10.9   10.9 Stock Option Agreement by and between the Company and Timothy
          Mann, Jr. dated May 19, 1997.*+
  10.10  10.10 Employment Agreement by and between the Company and Lester E.
          Gallagher dated September 3, 1997.*+
  10.11  Form of Employment Agreement between the Company and key employees.*+
  10.12  Amended and Restated Registration Rights Agreement dated as of
          September 3, 1997 by and among the Company and certain holders of the capital stock of the Company.*
  10.13  Revolving Credit Agreement dated May 16, 1997 by and among the Company and certain lenders.*

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  10.14  Form of Indemnification Agreement entered into between the Company and its directors and officers.*
  10.15  Form of S Corporation Tax Allocation and Indemnification Agreement
          entered into between the Company and certain of its shareholders.*
  10.16  Nonqualified Stock Option Grant dated as of January 30, 1997 by AcSys
          Resources, Inc. to Les Gallagher.*+
  21.1   Subsidiaries of the Company.*
  23.1   Consent of Arthur Andersen LLP.
  24.1   Power of Attorney [included on signature page].
  27.1   Financial Data Schedule (for SEC use only).*