Form 10-K405/A
period 1997-12-31
ACSYS INC
filed 1998-04-30
CIK 1047113

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number 000-23711

                                  ACSYS, Inc.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Georgia                                       58-2299173
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

  2000 Pennsylvania Ave., Suite 7650
             Washington, DC                                 20006
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number including area code:  202-872-0303

Securities registered pursuant to Section12(b) of the Act:  None

        Title of Each Class           Name of Each Exchange on Which Registered
        -------------------           -----------------------------------------
               N/A                                       N/A

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, No Par Value Per Share
                     ------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]  No [X]   [The registrant
became a reporting company on February 5, 1998.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the registrant), based upon the closing sale price of common stock on April 27, 1998, as reported by the Nasdaq Stock Market, was approximately $103,844,172.

As of April 27, 1998, the number of shares outstanding of the registrant's common stock was 11,428,131.

Documents Incorporated by Reference.  N/A

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The registrant hereby amends its annual report on Form 10-K by deleting the text under Item 10 and replacing it with the following:

The directors and executive officers of the Company and their ages and positions as of April 27, 1998 are as follows:

Executive Officers and Directors

Name                         Age    Position
----                         ---    --------
David C. Cooper............. 42     Chairman of the Board
Timothy Mann, Jr............ 32     Chief Executive Officer and Director
Edward S. Baumsteim......... 43     President, Chief Operating Officer and
                                    Director
Beth Monroe-Chase........... 46     Chief Development Officer, Executive Vice
                                    President and Director
Barry M. Abelson............ 51     Director
John R. Ficquette........... 43     Director
Paul J. Klaassen............ 40     Director
William Porter Payne........ 50     Director
Harry J. Sauer.............. 46     Director
Mark E. Strassman........... 36     Director
Lester E. Gallagher, III.... 41     Chief Financial Officer

Biographical Information for Executive Officers and Directors

David C. Cooper has served as the Chairman of the Board of Directors of the Company since its formation and Division President--Atlanta since September 1997. Mr. Cooper founded David C. Cooper & Associates, Inc. and DCCA Professional Temporaries, Inc. in 1980 and served as their president until May 1997. Mr. Cooper received his Bachelor of Business Administration degree in Accounting from the University of Georgia. Mr. Cooper is a past president of the American Association of Accounting and Finance, a national network of independently owned accounting and finance permanent placement and temporary staffing businesses.

Timothy Mann, Jr. has served as Chief Executive Officer of the Company since October 1997 and a Director since its formation. Prior to his becoming Chief Executive Officer, Mr. Mann served the Company in various roles. From 1992 until 1997, Mr. Mann was an attorney engaged in the private practice of law, most recently with Alston & Bird LLP in Atlanta, Georgia. Mr. Mann has extensive staffing industry experience, having served as issuer's counsel in a number of staffing industry public equity offerings and as buyer's counsel in a number of staffing industry mergers and acquisitions. Mr. Mann's experience also includes service in the audit division of Arthur Andersen LLP. Mr. Mann received his J.D. cum laude from the University of Georgia and his Bachelor of Science degree in Accounting from the University of Florida.

Edward S. Baumstein has served as the Chief Operating Officer and a Director of the Company since September 1997 and as President of the Company since October 1997. Mr. Baumstein served as the president and chief executive officer of AcSys Resources, Inc. from 1994 until September 1997 and had served in various positions since he joined AcSys Resources in 1983. Prior to joining AcSys Resources, Mr. Baumstein was with Price Waterhouse. He received his B.B.A. in Accounting from Temple University and is a certified public accountant.

Beth Monroe-Chase has served as a Director of the Company since its formation. She served as Chief Operating Officer from the Company's formation until September 1997, when she became the Company's Chief Development Officer and Executive Vice President. Ms. Monroe-Chase was one of the founders of Infinity Enterprises, Inc. (d/b/a Don Richard Associates of Washington) and from 1994 until the formation of the Company served as its president. Ms. Monroe-Chase served as the director of sales from 1992 to 1994 and as managing director from 1993 to 1994 for the predecessor of Don Richard Associates of Washington (which also operated under that name). Her previous staffing industry experience includes service as an area manager for Staff Builders and as a regional manager with TeleSec Staffing.

Barry M. Abelson has served as a Director of the Company since the completion of the Company's initial public offering in February 1998. He has been a partner in the law firm of Pepper Hamilton LLP, Philadelphia, Pennsylvania since May 1992 and has served as Chairman of its Executive Committee since February 1995. Mr. Abelson is also a director of Intelligent Electronics, Inc. and XLConnect Solutions, Inc. Mr. Abelson received his Bachelor of Arts degree in Sociology from Dartmouth College and his J.D. degree from the University of Pennsylvania.

John R. Ficquette has served as a Director of the Company since September 1997. Mr. Ficquette was a shareholder and officer of C.P.A. Staffing, Inc. from 1990 until its acquisition by AcSys Resources in August 1997. His responsibilities at C.P.A. Staffing included client development, training, system development and administration. Mr. Ficquette received his Bachelor of Science Degree in Business Administration from the University of Alabama.

Paul J. Klaassen has served as a Director of the Company since February 1998.
He is the co-founder and has served as Chairman of the Board and Chief Executive Officer of Sunrise Assisted Living, Inc. and its predecessor entities since 1981. He also served as President of Sunrise Assisted Living, Inc. and its predecessor entities from 1981 through July 1997. Mr. Klaassen is the founding Chairman of the Assisted Living Facilities Association of America, the largest assisted living industry trade association. He serves on the editorial advisory boards of Contemporary Long Term Care, Retirement Housing Report, Assisted Living Today and Assisted Living Briefing magazines.

William Porter Payne has served as a Director of the Company since the completion of the Company's initial public offering in February 1998. He has served as Vice Chairman of NationsBank Corporation since January 1997 and was President and Chief Executive Officer of the Atlanta Committee for the Olympic Games from 1991 to 1997. Mr. Payne is also a director of Anheuser-Busch Companies, Inc., Cousins Properties, Inc. and Jefferson-Pilot Corporation. Mr. Payne received his Bachelor of Arts in Political Science and J.D. degrees from the University of Georgia.

Harry J. Sauer has served as a Director of the Company and as the Division President-Philadelphia since September 1997. Mr. Sauer has worked in the staffing industry since 1977, when he co-founded AcSys Resources. He served in various positions with AcSys Resources, most recently as chief operating officer. Mr. Sauer received his Bachelor of Arts degree in Political Science from American University and his M.B.A. from Boston College. Mr. Sauer has served as the president of Hillel of Greater Philadelphia and as a board member of several nonprofit organizations.

Mark E. Strassman has served as a Director of the Company since its formation. Mr. Strassman served as the President of the Company from its formation until October 1997. Mr. Strassman was one of the founders of Don Richard Associates of Washington and served as its chief executive officer from 1994 until May 1997. From 1987 until 1994, Mr. Strassman served in a variety of capacities with the predecessor to Don Richard Associates of Washington (which also operated under that name), most recently as managing director. Prior to 1987, Mr. Strassman was a tax consultant at the national accounting firm of Grant Thornton. He received his Bachelor of Science degree in Accounting from Drexel University and is a certified public accountant.

Lester E. Gallagher, III has served as the Company's Chief Financial Officer since September 1997. From 1994 through the AcSys Resources acquisition, Mr. Gallagher served as the chief financial officer of AcSys Resources. From 1990 to 1994, he was a manager with Coopers & Lybrand LLP. Mr. Gallagher received his Bachelor of Science degree in Accounting from Villanova University and is a certified public accountant.

ITEM 11.     EXECUTIVE COMPENSATION.

The registrant hereby amends its annual report on Form 10-K by deleting the text under Item 11 and replacing it with the following:

Summary of Cash and Certain Other Compensation

The Company was incorporated in March 1997 and conducted no operations in 1996. The Company's most highly compensated executive officers in 1997 were Messrs. Cooper, Mann, Baumstein, Gallagher and Strassman and Ms. Monroe-Chase (the "Named Executive Officers").

                              Summary Compensation Table

                                                          Long-Term
                                 Annual Compensation     Compensation
                                 -------------------     ------------
                                                           Awards
                                                         -----------
                                                          Securities
                                                            Under-
                                                            Lying     All Other
                                                           Options/    Compen-
                                                             SARs      sation
Name and Principal Position     Year  Salary($)  Bonus($)    (#)        ($)
---------------------------    ------ --------   -------   ---------   -------
David C. Cooper, Chairman of
 the Board of Directors (1)...  1997  $ 83,333   $  --        --       $  --

Timothy Mann, Jr., Chief
 Executive  Officer (2).......  1997   110,128      --     135,198        --

Edward S. Baumstein, President
 and Chief Operating
 Officer (3)..................  1997    66,666      --        --          --

Mark A. Strassman, former
 President (4)................  1997   107,590      --        --          --

Beth Monroe-Chase, Chief
 Development Officer (5)......  1997   107,590      --        --          --

Lester E. Gallagher, III,
 Chief Financial Officer (6)..  1997  $ 41,666   $1,000     18,771      $400(7)
______________________________
(1) Reflects compensation paid by the Company to Mr. Cooper beginning on May 16, 1997, the date that the Company employed Mr. Cooper as its Chairman of the Board of Directors.

(2) Reflects compensation paid by the Company to Mr. Mann in all capacities beginning on March 12, 1997, the date that the Company employed Mr. Mann. Mr. Mann served in various executive positions with the Company before becoming its Chief Executive Officer in October 1997.

(3) Reflects compensation paid by the Company to Mr. Baumstein in all capacities beginning on September 3, 1997, the date that the Company employed Mr. Baumstein. Mr. Baumstein has served as Chief Operating Officer since September 1997 and as President since October 1997.

(4) Reflects compensation paid by the Company to Mr. Strassman in all capacities from May 16, 1997, the date that the Company employed Mr. Strassman. Mr. Strassman served as the Company's President from May 1997 to October 1997 and no longer is an executive officer. See "Item 13, Certain Relationships and Related Transactions -- Acquisitions -- Don Richard Associates of Washington."

(5) Reflects compensation paid by the Company to Ms. Monroe-Chase beginning on May 16, 1997, the date that the Company employed Ms. Monroe-Chase, who initially served as Chief Operating Officer and became Chief Development Officer in September 1997.

(6) Reflects compensation paid by the Company to Mr. Gallagher beginning on September 3, 1997, the date that the Company employed Mr. Gallagher as its Chief Financial Officer.

(7) Matching contributions by the Company to Mr. Gallagher's account under the Company's 401(k) pension plan.

Employment Agreements, Termination of Employment and Change in Control Arrangements

Each of Messrs. Cooper, Mann, Baumstein and Ms. Monroe-Chase entered into employment agreements with the Company that provide for an annual base salary of $200,000. Each executive officer (except Messrs. Mann and Gallagher) is also contractually entitled to a bonus to be agreed upon and based upon certain performance criteria as set forth in his or her agreement, although no executive bonuses were paid in or for 1997 other than to Mr. Gallagher. Mr. Mann's agreement provides for an annual bonus equal to 2.0% of the year-to-year increase in the Company's earnings before interest, taxes, depreciation and amortization, and the grant of stock options as described under " -- Option/SAR Grants in Last Fiscal Year." Mr. Gallagher's agreement provides for an annual base salary of $125,000, such bonus as the Board of

Directors may determine up to an amount equal to 15% of his then-current base salary (he received a $1,000 holiday bonus in 1997), and the grant of stock options as described under "--Option/SAR Grants in Last Fiscal Year." None of the Company's executive officers has received or is expected to receive perquisites the value of which exceeds the lesser of $50,000 or 10% of the salary and bonus of such executive.

Each employment agreement for the Named Executive Officers (other than Mr. Strassman, who no longer serves as an executive officer) is for a term of three years and continues thereafter for additional one year terms until either the Company or the executive officer elects not to renew the agreement. Each of these agreements provides that, in the event of a termination of employment either (i) by the Company without cause (as defined in the agreement) or (ii) by the employee following a change in control (as defined in the agreement) or a breach by the Company of such executive's employment agreement or a registration rights agreement, such executive officer will be entitled to receive from the Company a lump sum severance payment equal to three times the sum of his or her then-current annual salary plus the amount of his or her bonus calculated using the results of the operations of the Company for the twelve months prior to such termination. In such event, the non-compete provisions discussed below would not apply to such executive officer. If an executive officer resigns for any other reason, such executive officer will be entitled to receive from the Company a lump sum severance payment equal to his or her then current annual salary. If an executive is terminated upon a determination by the Board of Directors that such executive officer failed to meet performance expectations, then such executive officer will be entitled to receive a lump sum severance payment equal to his or her base salary for the greater of the remainder of the term of his or her employment agreement or one year.

Each of the above employment agreements contains a covenant not to compete with the Company for a period of two years immediately following termination of employment and an obligation not to solicit any employees or customers of the Company for a period of one year following termination of employment.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information concerning the Company's 1997 grants of stock options to Timothy Mann, Jr. and Lester E. Gallagher, III, the only Named Executive Officers who were granted stock options in 1997.

                                           Individual Grants
                            ----------------------------------------------------
                                           Percent Of
                                             Total                                     Potential Realizable Value at
                              Number Of     Options/                                   Assumed Annual Rates of Stock
                             Securities       SARs         Exercise                        Price Appreciation for
                             Underlying    Granted To      or Base                             Option Term(1)
                            Options/SARs  Employees in      Price   Expiration    ------------------------------------------
Name                         Granted(#)   Fiscal Year       ($/Sh)     Date          0%($)          5%($)           10%($)
----                        ------------  ------------     -------  ----------    ----------       -------        ----------
Timothy Mann, Jr...........  135,198(2)      54.8%         $  8.00     2007       $    --          $680,202       $1,723,766
Lester E. Gallagher, III...   18,771(3)       7.6%         $  2.66     2006       $100,237(4)      $ 71,699       $  171,730

___________________
(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from options granted to the Named Executive Officers.
(2) Options were granted at the fair market value of the Common Stock on the date of grant as determined by the Board. These stock options are fully vested and have a 10-year term.
(3) In January 1997 AcSys Resources, Inc. granted options to Mr. Gallagher that were converted into options to purchase 18,771 shares of Common Stock at a price of $2.66 per share in connection with the Company's acquisition of AcSys Resources. These options are fully vested and expire in 2006.
(4)  Based upon an assumed grant-date market value of $8.00 per share.

In addition to the options granted in 1997 to Messrs. Mann and Gallagher, in 1997 the Company also agreed in each of their respective employment agreements to grant stock options to them upon the Company's initial public offering as described below. On February 5, 1998, the effective date of the Company's registration statement for its initial public offering (the "Offering Date"), the Company granted to Mr. Mann options to purchase 113,357 shares of Common Stock (an amount equal to 1% of the shares of Common Stock outstanding on the date of the offering, assuming the underwriters' over-allotment option was exercised in full, as in fact occurred), at an exercise price equal to the initial public offering price of $8.50 per share. One-half of these options vest on each of the first two anniversaries of the Offering Date, and the options have a 10-year term. All of Mr. Mann's unvested options vest immediately if he is terminated without cause or resigns for good reason or upon a change in control (as such terms are defined in his employment agreement).
The Company also granted to Mr. Gallagher, upon the Offering Date, options to purchase 66,229 shares of Common Stock at an exercise price equal to the initial public offering price of $8.50 per share. One third of these options vest on each of first, second and third anniversaries of the effective date. All of Mr. Gallagher's unvested options vest immediately if he is terminated without cause or resigns for good reason or upon a change in control (as such terms are defined in his employment agreement).

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table gives information with respect to options held by Mr. Mann and Mr. Gallagher, the only Named Executive Officers who held unexercised options at December 31, 1997. The Company has never issued any SARs, and none of the Named Executive Officers exercised any stock options during 1997. There was no market for the Common Stock until it began trading on the Nasdaq National Market on February 6, 1998. The fiscal year-end market value of $8.50 per share is equal to the initial public offering price of $8.50 per share.

                                  Number Of
                                  Securities                   Value Of
                                  Underlying                  Unexercised
                                  Unexercised                In-The-Money
                                 Options/SARs                Options/SARs
                              At Fiscal Year-End            At Fiscal Year-
                                      (#)                     End ($)(1)
                                 Exercisable/                Exercisable/
Name                            Unexercisable               Unexercisable
----                          ------------------            ---------------
Timothy Mann, Jr............      135,198/0                   $ 67,599/-
Lester E. Gallagher, III....       18,771/0                   $109,623/-
___________________
(1)  Based upon an assumed fiscal year-end market value of $8.50 per share.

Director Compensation

Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company (an "Outside Director") receives $1,000 for each meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors (unless the committee meeting is held on the same day as a meeting of the Board of Directors). All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or its committees and for other expenses incurred in their capacity as Directors.

The Company has adopted a policy of granting to each Outside Director, upon his or her initial appointment to the Board of Directors, a stock option to purchase 50,000 shares of Common Stock pursuant to the Option Plan. Pursuant to this policy the Board granted options to purchase 50,000 shares of Common Stock to each of Messrs. Abelson and Payne at the initial public offering price of $8.50 per share and granted options to purchase 50,000 shares of Common Stock to Mr. Klaassen at $13.00 per share. In addition, the Company will grant to each Outside Director, once each quarter during the Outside Director's term as a director, options to purchase 4,000 shares, with a lifetime cap of 150,000 shares per Outside Director. The option price will be equal to the fair market value at the date of each grant, and each option will have a 10-year term. One third of the options will vest on each of the first three anniversaries of the date of grant, provided that all unvested options will vest upon a change in control of the Company (as defined in the option agreement) or the death of the Outside Director.

Compensation Committee Interlocks and Insider Participation

The Board of Directors did not have a Compensation Committee until February 1998. The officers and employees of the Company who participated in deliberations of the Board in 1997 concerning executive officer compensation were (i) Edward S. Baumstein, David C. Cooper, John R. Ficquette, Timothy Mann, Jr., Beth Monroe-Chase, Harry J. Sauer and Mark E. Strassman, each of whom is currently a director of the Company; and Kevin W. Cole, Patricia J. Homrich, Edward K. Turner and Stephen S. Tutwiler, each of whom was a director for a portion of 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The registrant hereby amends its annual report on Form 10-K by deleting the text under Item 12 and replacing it with the following:

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 27, 1998 by: (i) each of the Company's directors and Named Executive Officers; (ii) all executive officers and directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the Common Stock. Each of the holders listed below has sole voting power and investment power over the shares beneficially owned. Each of the persons known by the Company to beneficially own more than 5% of the Common Stock has an address in care of the Company's principal offices.

                                  Shares Beneficially Owned (1)
                                  -----------------------------
Name                                Number      Percentage
----                                ------      ----------
David C. Cooper..................  1,573,714       13.8%
Timothy Mann, Jr. (2)............    135,198        1.2
Edward S. Baumstein..............    993,521        8.7
Beth Monroe-Chase................    651,143        5.7
Lester E. Gallagher, III (3).....     18,771         *
Barry M. Abelson.................      1,000         *
John R. Ficquette................    609,637        5.3
Paul J. Klaassen.................      2,500         *
William Porter Payne.............      2,000         *
Harry J. Sauer...................    993,521        8.7
Mark E. Strassman................    581,143        5.1
Louis Boohaker...................    609,637        5.3
All directors and executive
 officers as a group
 (11 persons) (4)................  5,562,148       48.0%
-----------------
*  Less than 1%.
(1) Shares Beneficially Owned is calculated assuming 11,428,131 shares of Common Stock were outstanding on the date stated above. This percentage also includes Common Stock of which such individual has the right to acquire beneficial ownership within sixty days of such date, including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual.
(2) Comprised of currently exercisable options held by Mr. Mann to purchase a total of 135,198 shares of Common Stock.
(3) Comprised of currently exercisable options held by Mr. Gallagher to purchase a total of 18,771 shares of Common Stock.
(4) Includes currently exercisable options to purchase a total of 153,969 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The registrant hereby amends its annual report on Form 10-K by deleting the text under Item 13 and replacing it with the following:

Acquisitions

Since the Company's formation in March 1997, it has acquired eight accounting and finance professional staffing companies. All of these companies now operate as wholly owned subsidiaries of the Company. In certain of these acquisitions persons who were previously shareholders of the companies, and who are now executive officers, directors or holders of at least 5% of the Company's outstanding Common Stock, received consideration from the Company in connection with the applicable acquisition. These acquisitions are described in more detail below:

David C. Cooper & Associates. The Company issued 1,573,714 shares of Common Stock to David C. Cooper in connection with the mergers of wholly owned subsidiaries of the Company with and into David C. Cooper & Associates, Inc. and DCCA Professional Temporaries, Inc. in May 1997.

Don Richard Associates of Washington. The Company issued a total of 2,237,142 shares of Common Stock in connection with the merger of a wholly owned subsidiary of the Company with and into Infinity Enterprises, Inc. d/b/a Don Richard Associates of Washington in May 1997. The following directors, executive officers and/or 5% shareholders received shares of Common Stock in that merger:
Mark E. Strassman -- 671,143 shares; and Beth Monroe-Chase -- 671,143 shares. Other Don Richard Associates of Washington shareholders who are not directors, executive officers and/or 5% shareholders received the balance of 1,193,140 shares issued by the Company. In May 1997 the Company entered into a three-year employment agreement with Mr. Strassman, a director of the Company, under which Mr. Strassman served as the Company's President until October 1997 at an annual base salary of $200,000 (the employment agreement was otherwise substantially similar to the employment agreements for the Named Executive Officers). Mr. Strassman's employment agreement was subsequently modified to provide that he would consult with the Company's senior management and to provide that, upon its termination, Mr. Strassman would continue to be paid the same compensation and benefits through November 2000 instead of receiving a lump-sum severance payment. In December 1997 it was determined that Mr. Strassman would no longer play an active role in the Company's management. As a result, the Company recorded a nonrecurring expense of $512,000 (the present value of the payments due to Mr. Strassman under his employment agreement) in the quarter ended December 31, 1997. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments."

AcSys Resources. The Company issued a total of 3,206,316 shares of Common Stock in connection with the merger of a wholly owned subsidiary of the Company with and into AcSys Resources, Inc. in September 1997. The following directors, executive officers and/or 5% shareholders received shares of Common Stock in that merger: Edward S. Baumstein -- 993,521 shares; Harry J. Sauer -- 993,521 shares; John R. Ficquette -- 609,637 shares; and Louis Boohaker -- 609,637 shares. Other AcSys Resources shareholders who are not directors, executive officers and/or 5% shareholders received the balance of 453,186 shares issued by the Company.

Albert Detorre, a former shareholder of AcSys Resources, had the contractual right (the "Put Right") to require the Company to purchase 122,012 shares of the Company's Common Stock that he received in connection with the AcSys Resources acquisition at a price equal to the "fair market value" of such shares at the time Mr. Detorre exercised such right. Mr. Detorre waived the Put Right in connection with the Company's initial public offering in February 1998. See
Note 8 of Notes to Consolidated Financial Statements.

Prior to their acquisition by the Company, certain companies incurred indebtedness that was personally guaranteed by their shareholders. The Company borrowed an aggregate of approximately $11.1 million under the Credit Facility to repay such indebtedness upon the acquisition of such Acquired Companies. Obligations which are guaranteed by certain of the Company's current shareholders having a principal balance of approximately $1.1 million remain outstanding. See Note 3 of Notes to Consolidated Financial Statements.

Rental of Aircraft from Company Owned by Mr. Cooper

The Company from time to time uses an aircraft owned by Atlantic Leasing Corporation ("Atlantic"), a company that is wholly owned by David C. Cooper, the Company's Chairman of the Board. The Company has used the aircraft for business purposes, and until the completion of the Company's initial public offering in February 1998, the Company paid Atlantic for the actual operating costs associated with the Company's use of the aircraft. Since that date the Company has paid Atlantic a amount equal to the regular commercial coach fare for each person on the flight. The Company paid Atlantic a total of $28,144 in 1997 and has paid $55,685 to date in 1998 for such use. The Company anticipates that it will continue this arrangement in the future.

Company Policy

All transactions with the Company's shareholders, officers and directors or their affiliates, if any, are subject to the approval of a majority of the independent and disinterested Outside Directors and will be conducted on terms no less favorable than could be obtained from unaffiliated third parties on an arm's-length basis.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACSYS, Inc.


                                    By:  /s/ Timothy Mann, Jr.
                                       ------------------------------
                                        Timothy Mann, Jr.
                                        Chief Executive Officer

                                        April 29, 1998
                                        --------------
                                             Date