Form 10-Q
period 1998-03-31
ACSYS INC
filed 1998-05-15
CIK 1047113

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q




(Mark One)
 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                         Commission File No. 000-23711
                         -----------------------------


                                  ACSYS, Inc.
                                  -----------
             (Exact name of registrant as specified in its charter)



     GEORGIA                                               58-2299173
     -------                                               ----------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                  Identification Number)

     2000 PENNSYLVANIA AVENUE, SUITE 7650
     Washington, D.C.                                          20006
     ----------------                                          -----
     (Address of principal executive offices)               (ZIP Code)



                                  202-872-0303
                                  ------------
              (Registrant's telephone number, including area code)


     Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                  No
                    ---------                 ---------


The number of outstanding shares of the registrant's Common Stock on May 5, 1998 was 11,428,683.

================================================================================

                                  ACSYS, Inc.


                               Table of Contents
                               -----------------

 Item No.                                                                                             Page
-----------                                                                                        ----------
        PART I  FINANCIAL INFORMATION
    1.  Financial Statements (unaudited):....................................................
          Condensed Consolidated Results of Operations
             For the Three Months Ended March 31, 1998 and 1997..............................           3
          Condensed Consolidated Balance Sheets as of
             March 31, 1998 and December 31, 1997............................................           4
          Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 1998 and March 31, 1997....................           5
          Notes to Condensed Consolidated Financial Statements...............................           6

    2.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition............................................................          10

    3.  Quantitative and Qualitative Disclosures About Market Risk...........................          12

        PART II  OTHER INFORMATION
    1.  Legal Proceedings....................................................................          13

    2.  Changes in Securities and Use of Proceeds............................................          13

    3.  Defaults Upon Senior Securities......................................................          14

    4.  Submission of Matters to a Vote of Security Holders..................................          14

    5.  Other Information....................................................................          14

    6.  Exhibits and Reports on Form 8-K....................................................          14

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                          ACSYS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

                                  (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS )

                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         ---------------------------------------------
                                                                                 1998                       1997
                                                                          -------------------         -----------------
SERVICE REVENUES:
  Temporary staffing................................................             $12,406                   $ 9,355
  Permanent placement...............................................               4,957                     3,531
                                                                                 -------                   -------
     Total service revenues.........................................              17,363                    12,886

DIRECT COST OF SERVICES, consisting of payroll, payroll
 Taxes and benefit costs for temporary employees....................               8,210                     6,256
                                                                                 -------                   -------
     Gross profit...................................................               9,153                     6,630

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........................               7,833                     5,373
AMORTIZATION AND DEPRECIATION.......................................                 239                       101
                                                                                 -------                   -------
     Operating income...............................................               1,081                     1,156

OTHER EXPENSE, NET:                                                                   72                       206
                                                                                 -------                   -------

INCOME BEFORE INCOME TAXES                                                         1,009                       950

INCOME TAXES (Note 3)                                                              3,276                        --
                                                                                 -------                   _______

NET INCOME (LOSS)                                                                $(2,267)                  $   950
                                                                                 =======                   =======

NET INCOME (LOSS) PER SHARE (Note 8)
  Basic and diluted net income (loss) per share.....................             $ (0.23)                  $  0.11
                                                                                 =======                   =======
  Shares used in computing basic net income (loss) per share........               9,943                     7,152
                                                                                 =======                   =======
  Shares used in computing diluted net income (loss) per share......               9,943                     7,203
                                                                                 =======                   =======

PRO FORMA DATA  (Notes 3 and 8 ):
  Historical income before income taxes, as reported................             $ 1,009                   $   950
  Pro forma income taxes............................................                 414                       418
                                                                                 -------                   -------
  Pro forma net income..............................................             $   595                   $   532
                                                                                 =======                   =======

  Pro forma basic net income  per share.............................             $  0.06                   $  0.06
                                                                                 =======                   =======
  Pro forma diluted net income per share............................             $  0.06                   $  0.06
                                                                                 =======                   =======
  Shares used in computing pro forma basic net income
          per share.................................................               9,943                     7,152
                                                                                 =======                   =======
  Shares used in computing pro forma diluted net
    income per share................................................              10,282                     7,203
                                                                                 =======                   =======

           See Notes to Condensed Consolidated Financial Statements.

                          ACSYS, Inc. and subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                       (In thousands, except share data)


                                ASSETS
                                                                                 MARCH 31,        DECEMBER 31,
                                                                                 ---------        ------------
                                                                                   1998               1997
                                                                                 -------             -------
CURRENT ASSETS:
  Cash and cash equivalents  ..................................................  $ 7,060             $   370
   Accounts receivable, net of allowances of $413 and $428
    at March 31, 1998 and December 31, 1997, respectively......................   10,213               9,205
  Prepaid expenses and other  .................................................    1,097                 775
                                                                                 -------             -------
     Total current assets  ....................................................   18,370              10,350
PROPERTY AND EQUIPMENT, net  ..................................................    2,489               1,809
GOODWILL AND OTHER INTANGIBLE ASSETS, net  ....................................   17,633              15,783
DEFERRED INITIAL PUBLIC OFFERING COSTS  .......................................      --                1,200
OTHER ASSETS  .................................................................      113                 133
                                                                                 -------             -------
                                                                                 $38,605             $29,275
                                                                                 =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdrafts  ............................................................  $   --              $ 1,002
  Current portion of long-term debt  ..........................................       43                  47
  Accounts payable  ...........................................................      665                 757
  Accrued liabilities  ........................................................    4,147               4,861
  Deferred income taxes  ......................................................      907                  --
                                                                                 -------             -------
     Total current liabilities  ...............................................    5,762               6,667
                                                                                 -------             -------

LONG-TERM DEBT  ...............................................................      648              11,707
                                                                                 -------             -------
DEFERRED INCOME TAXES  ........................................................    2,272                  --
                                                                                 -------             -------
OTHER LONG-TERM LIABILITIES  ..................................................      337                 377
                                                                                 -------             -------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK, no par value, 122,012
 Shares issued and outstanding at December 31, 1997............................      --                1,220

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued or outstanding  .........................................      --                  --
   Common stock, no par value, 45,000,000 shares authorized,
    11,426,737  and 8,371,208 shares issued and outstanding at
    March 31, 1998 and December 31, 1997, respectively  .......................   29,115               7,578
   Retained earnings  .........................................................      471               1,726
                                                                                 -------             -------
     Total shareholders' equity................................................   29,586               9,304
                                                                                 -------             -------
                                                                                 $38,605             $29,275
                                                                                 =======             =======



           See Notes to Condensed Consolidated Financial Statements.

                          ACSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                                                       FOR THE THREE MONTHS ENDED
                                                                                -------------------------------------------
                                                                                                MARCH 31,
                                                                                -------------------------------------------
                                                                                        1998                   1997
                                                                                ---------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................................              $ (2,267)              $   950
  Adjustments to reconcile net income (loss) to net cash provided  by
   (used in) operating activities--
       Amortization and depreciation....................................                   239                   101
       Deferred income taxes............................................                 3,276                   --
       Imputed  interest................................................                                          13
  Changes in operating assets and liabilities--
       Accounts receivable, net.........................................                  (834)                 (337)
       Prepaid expenses and other.......................................                  (284)                 (156)
       Accounts payable.................................................                  (136)                  298
       Accrued liabilities and other....................................                   (56)                1,310
       Other long-term liabilities......................................                   (40)                   27
                                                                                      --------               -------
          Net cash provided by (used in) operating activities...........                  (102)                2,206
                                                                                      --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash paid for business acquisition...........................                  (959)                  --
       Capital expenditures.............................................                  (770)                  (87)
                                                                                      --------               -------
           Net cash used in investing activities........................                (1,729)                  (87)
                                                                                      --------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from initial public offering, net of expenses.......                20,535                   --
       Changes in bank overdrafts.......................................                (1,002)                 (192)
       Repayments of long-term debt.....................................               (11,068)               (1,194)
       Proceeds from exercise of employee stock options.................                    56                   --
       Distributions to shareholders....................................                   --                    (80)
                                                                                      --------               -------
          Net cash provided by (used in) financing activities...........                 8,521                (1,466)
                                                                                      --------               -------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS............................................................                 6,690                   653
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................                   370                 1,062
                                                                                      --------               -------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................              $  7,060               $ 1,715
                                                                                      ========               =======

           See Notes to Condensed Consolidated Financial Statements.

                          ACSYS, Inc. and subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

1.  COMPANY BACKGROUND

  ACSYS, Inc. (or "the Company") is one of the leading specialty professional staffing and permanent placement firms in the United States. To date, the Company has acquired eight accounting and finance staffing businesses, including the acquisition of TGS Resource Group, Inc., d/b/a Don Richard Associates of Richmond ("Don Richard of Richmond") on March 30, 1998, as described in Note 5. In May 1997, the Company began combined operations with the acquisition of all of the issued and outstanding common stock of Infinity Enterprises, Inc., David
C. Cooper & Associates, Inc., DCCA Professional Temporaries, Inc., Cama of Tampa, Inc. and EKT, Inc. in exchange for shares of the Company's Common Stock. The Company subsequently acquired all of the issued and outstanding common stock of Rylan Forbes Consulting Group, Inc. and AcSys Resources, Inc. in July 1997 and September 1997, respectively. These acquisitions have been accounted for under the pooling-of-interests method of accounting. The accompanying financial statements include the accounts and operating results of these entities for all dates and periods presented.

  Before the Company's acquisition of AcSys Resources, Inc. in September 1997, AcSys Resources, Inc. acquired C.P.A. Staffing Inc., C.P.A. Search Inc., and Career Placement Associates, Inc. (collectively, "C.P.A. Staffing") on August 12, 1997. This acquisition was accounted for under the purchase method of accounting.

  The Company currently operates 18 offices serving the Atlanta, Charlotte, Central New Jersey, Orlando, Philadelphia, Richmond, Tampa and Washington, D.C. metropolitan markets.

2.  BASIS OF PRESENTATION

  The accompanying financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Although the December 31, 1997 balance sheet was derived from audited financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. There have been no material changes in accounting policies from those stated in the Company's Form 10-K.

3.  INITIAL PUBLIC OFFERING AND PRO FORMA RESULTS OF OPERATIONS

  In February 1998, the Company completed its initial public offering ("IPO") of 2,842,500 shares of Common Stock at a price of $8.50 per share, generating net cash proceeds of approximately $20.2 million after deducting underwriters' discount and offering costs to date of approximately $2.3 million.

  In connection with the IPO, the Company terminated its S corporation status and recorded income tax expense and a corresponding net deferred tax liability of approximately $3,000,000, representing the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes. The Company has presented pro forma income tax disclosure as if the Company was a C corporation for the three months ended March 31, 1998 and 1997.

  The owner of 122,012 shares of redeemable common stock entered into a contractual waiver of all redemption rights effective upon the IPO. Accordingly, these shares have been reclassified as Common Stock.

                          ACSYS, Inc. and subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

  A portion of the proceeds from the IPO was used to repay outstanding indebtedness under the Company's Credit Facility (See Note 4). The Company expects to use the balance of the proceeds for business acquisitions, capital expenditures, opening new offices, working capital, general corporate purposes, payment of accrued distributions to shareholders for their individual income taxes due on taxable income generated during the period the Company was an S Corporation, and payment of the remaining balance of offering expenses.

4.  DEBT

                                                                                      March 31,      December 31,
                                                                                   ---------------  ---------------
                                                                                        1998             1997
                                                                                   ---------------  ---------------
                                                                                             IN THOUSANDS
   Revolving Credit Facility...................................................         $  --           $11, 050
   Non-compete agreements with former shareholders of Infinity
      Enterprises, Inc., maturing February 2009................................           1,091            1,116

   Other.......................................................................               6               10
                                                                                         ------         --------
                                                                                          1,097           12,176
   Less--Unamortized discount..................................................            (406)            (422)
                                                                                         ------         --------
                                                                                            691           11,754
   Less--Current portion.......................................................             (43)             (47)
                                                                                         ------         --------
                                                                                         $  648         $ 11,707
                                                                                         ======         ========

  The Company has a $15,000,000 Revolving Credit Facility (the "Credit Facility"), which expires on May 31, 2000. At March 31, 1998 there were no outstanding borrowings on the Credit Facility. The Company anticipates utilizing this facility to finance acquisitions, open new offices, and for general corporate purposes. The Credit Facility bears interest, at the election of the Company, at either: (A) the greater of (i) the bank's prime rate or (ii) the federal funds rate plus 0.5%, plus a margin which ranges up to 0.75%; or (B) at LIBOR plus a margin, which ranges from 1.25% to 2.50%. Borrowings under the Credit Facility, if any, are collateralized by all of the assets of the Company and a pledge of all of the stock of its subsidiaries. Borrowings are also guaranteed by each of the subsidiaries. The Credit Facility also contains various financial and non-financial covenants and prohibits the payment of dividends without the lender's consent.

5.  ACQUISITIONS

  Don Richard Associates of Richmond. On March 30, 1998, the Company acquired all of the outstanding capital stock of Don Richard of Richmond, a leading accounting and finance staffing firm located in Richmond, Virginia. The Company has accounted for this transaction under the purchase method of accounting.

  ICON Search and Consulting, Inc. On March 31, 1998, the Company entered into a definitive agreement to acquire ICON Search and Consulting, Inc. ("ICON"), an Atlanta-based information technology staffing company with unaudited 1997 revenues of $20.0 million. The transaction will be a stock-for-stock merger. The Company anticipates that the transaction will close in the second quarter of 1998 and will be accounted for using the pooling-of-interests method of accounting. The closing of the transaction is contingent upon a number of factors, including completion of mutual due diligence reviews. The Company will exchange between 2,860,000 and 3,395,000 shares of its Common Stock for ICON's shares, with the final number depending upon the average closing price of the Company's Common Stock during a 15 day measuring period preceding the closing of the transaction.

                          ACSYS, Inc. and subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

6.  COMMITMENT AND CONTINGENCIES

  On November 13, 1997, a lawsuit was filed against the Company, Cama of Tampa, Inc. ("Cama") and the former owner of Cama, Stephen S. Tutwiler. The lawsuit alleges that the plaintiff and Mr. Tutwiler agreed to form a corporation to provide certain staffing services; that such services were instead provided through a division of Cama; and that the plaintiff was entitled to a portion of the stock of Cama and thus to a portion of the shares of Common Stock issued to Mr. Tutwiler when it acquired Cama. The plaintiff asserts numerous claims, including breach of contract, fraud, civil conspiracy and alleged misstatements and omissions regarding the Company's ownership of Cama in a prospectus filed by the Company. The plaintiff seeks to recover $27,000 allegedly due to the plaintiff, his alleged portion of Mr. Tutwiler's shares of Common Stock, and compensatory and other damages. The plaintiff also seeks an accounting and employment by the Company. The court has ordered the plaintiff and Mr. Tutwiler to arbitrate the allegations in the lawsuit, which relate to their dispute. The Company and Cama have filed a motion with the court requesting a stay of the litigation pending the outcome of the arbitration. In the event the claims against the Company and Cama are not stayed, the Company intends to vigorously defend against the plaintiff's allegations. Due to the uncertainties of litigation, the Company cannot predict the outcome of this matter. An adverse result could have a material effect on the Company and result in a charge to the statement of operations in the period in which the litigation is resolved.
There is no other pending litigation which the Company considers material.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

  During the three months ended March 31, 1998 and 1997, the Company paid $129,000 and $250,000, respectively, of interest expense.

8.  NET INCOME (LOSS) PER SHARE

  The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. When dilutive, options are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. For the three months ended March 31, 1997, the average number of shares outstanding excludes the redeemable common shares, as the accretion on the redeemable common stock of $134,000 is deducted in arriving at historical and pro forma net loss available to common shareholders.

9.  CONCENTRATIONS OF RISK

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company does not require collateral or other securities to support customer accounts receivable. No client accounted for more than 10% of the Company's revenues during the three months ended March 31, 1998 or of accounts receivable as of March 31, 1998.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, The Financial Accounting Standards Board ("FASB") issued Statement No.130 "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires that items, which are components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No 130 became effective for fiscal years beginning after December 31, 1997 and is now currently being applied by the Company. SFAS No. 130 requires comparative financial statements provided for earlier periods to be reclassified to reflect application of the provisions of this new standard. The Company has determined that for the quarter ended March 31, 1998 and for the year ended December 31, 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements. As a result, no disclosure is necessary to comply with the new standard.

                         ACSYS, Inc and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  This Management's Discussion and Analysis of Results of Operations and Financial Condition contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in (a) the "Risk Factors" section of the prospectus included in the Company's Registration Statement on Form S-1 (Registration number 333-38465) as declared effective by the SEC on February 5, 1998 and (b) Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Disclosure Regarding Forward Looking Statements" in the Company's annual report on Form 10-K for 1997. These factors include, but are not limited to, the Company's brief combined operating history and its ability to identify and acquire suitable acquisition candidates, to integrate acquired companies into its operations, to implement internal control and management financial and operational reporting systems, and to manage risks associated with opening new offices and offering new services.

RESULTS OF OPERATIONS
---------------------

                                                                THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                                    MARCH 31,
                                                 ------------------------------------------------
                                                           1998                     1997
                                                 ------------------------  ----------------------
                                                              As a % of                As a % of
                                                     $         REVENUE         $        REVENUE
                                                 ----------  ------------  ---------  -----------
                                                                  IN THOUSANDS
Service revenues:
  Temporary staffing  ........................... $  12,406         71.5%    $ 9,355        72.6%
  Permanent placement  ..........................     4,957         28.5       3,531        27.4
                                                  ---------        -----     -------       -----
  Total service revenues  .......................    17,363        100.0      12,886       100.0

Direct costs of services  .......................     8,210         47.3       6,256        48.5
                                                  ---------        -----     -------       -----

 Gross profit  ..................................     9,153         52.7       6,630        51.5

Selling, general and administrative expenses  ...     7,833         45.1       5,373        41.7
Amortization and depreciation  ..................       239          1.4         101          .8
                                                  ---------        -----     -------       -----

 Operating income  ..............................     1,081          6.2       1,156         9.0

Other expense  ..................................        72          0.4         206         1.6
                                                  ---------        -----     -------       -----
Income before income taxes....................... $   1,009          5.8     $   950         7.4
Income taxes.....................................     3,276                      --
Net income (loss)................................ $  (2,267)                 $   950
                                                  =========                  =======

HISTORICAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO HISTORICAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997

  Service Revenues. Total service revenues increased $4.5 million, or 34.7%, to $17.4 million for the three months ended March 31, 1998 from $12.9 million for the corresponding period in 1997. Temporary staffing service revenues increased $3.1 million, or 32.6%, to $12.4 million for the three months ended March 31, 1998 as compared to $9.4 million for 1997. The increase in temporary staffing service revenues is primarily attributable to the August 1997 acquisition of C.P.A Staffing, increased revenue from the introduction of IT contract staffing and AcSys Business Consulting services in the second half of 1997, increased bill rates and increased revenues from offices opened in the fourth quarter of 1997. Permanent placement service revenues increased $1.4 million or 40.4%, to $5.0 million for the three months ended March 31, 1998 from $3.5 million for 1997. Permanent placement service revenues increased primarily due to increases in the number of permanent placements, the August 1997 acquisition of C.P.A Staffing, the number and productivity of consultants, increased placement fees and increased starting salaries of placed candidates.

  Gross Profit. Gross profit increased $2.5 million, or 38.1%, to $9.2 million for the three months ended March 31, 1998 from $6.6 million for 1997. Gross profit as a percentage of service revenues increased to 52.7% for the first quarter of 1998 from 51.5% for 1997. This increase is primarily due to an increase in the percentage of service revenues derived from permanent placement services, which increased to 28.5% of total service revenues for the three months ended March 31, 1998 from 27.4% for 1997. Permanent placement service revenues generate higher gross profits than temporary staffing service revenues because sales commissions and other costs associated with permanent placement services are included in selling, general and administrative expenses. Gross margin for the three months ended March 31, 1998 increased to 33.8% compared to
33.1 % for 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.5 million, or 45.8%, to $7.8 million for the three months ended March 31, 1998 from $5.4 million for the three months ended March 31, 1997. As a percentage of revenues, selling, general and administrative expenses increased to 45.1% for the three months ended March 31, 1998 from 41.7% for the corresponding period in 1997. This increase as a percentage of revenues is primarily attributable to: the increased commission expense resulting from the increase in permanent placement revenues, the addition of personnel to support the Company's increased sales and marketing efforts, the introduction of the Company's Information Technology and AcSys Business Consulting service lines, and additional infrastructure expenses associated with operating as a public company.

  Amortization and Depreciation. Amortization and depreciation for the three months ended March 31, 1998 increased $138,000 from the corresponding period of 1997. Amortization and depreciation for the three months ended March 31, 1998 includes goodwill amortization expense as a result of the C.P.A. Staffing acquisition in August, 1997. Depreciation expense has also increased as a result of capital expenditures in 1997 and the first quarter of 1998.

  Other Expense. Other expense consists principally of net interest expense. In February 1998, the Company repaid the amount outstanding under its Credit Facility with part of the proceeds of the IPO.

  Income Tax Expense. Prior to February 5, 1998, the Company was an S corporation and not subject to income taxes. In connection with completion of the IPO and the termination of the Company's S corporation status, the Company recorded a tax liability of approximately $3.0 million to recognize income tax expense caused by the Company's change to a C corporation, which primarily relates to a change from the cash to accrual method of accounting for income tax proposes. The Company will pay the deferred tax liability over a four-year period.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  In February 1998, the Company completed its initial public offering of 2,842,500 shares of Common Stock at a price of $8.50 per share, resulting in proceeds of $22.5 million after deducting the underwriters' discount. (The foregoing amounts exclude the sale of 320,000 shares by selling shareholders in the offering and include the underwriters' exercise of their over-allotment option to purchase 412,500 shares.) The Company has subsequently repaid all amounts outstanding under its Credit Facility and has paid other offering expenses of $1.9 million. The Company expects to use the balance of the proceeds for business acquisitions, capital expenditures, opening new offices, working capital, general corporate purposes, payment of accrued distributions to shareholders for their individual income taxes due on taxable income generated during the period the Company was an S corporation and payment of the remaining balance of offering expenses.

  Net cash used for operating activities was $102,000 in the three months ended March 31, 1998. The use of cash is due to increased accounts receivable and increases in other working capital requirements. For the corresponding period of 1997, cash provided by operations was $2.2 million, principally due to increases in accrued expenses and other liabilities.

  Net cash used in investing activities during the three months ended March 31, 1998 was $1.7 million. Included in cash used for investing activities was $959,000 (net of cash acquired) paid in connection with the acquisition of Don Richard of Richmond and $770,000 used for telecommunications equipment, computer systems and office facilities. The Company will continue to make capital expenditures throughout 1998 on information technology systems and equipment.

  Net cash provided by financing activities was $8.5 million in the three months ended March 31, 1998. The Company raised $20.5 million net of expenses paid through March 31, 1998. The Company used approximately $11.1 million to repay its then current borrowings under its Credit Facility. Net cash used in financing activities was $1.5 million for the three months ended March 31, 1997 and was primarily attributable to net repayments of long term debt.

  At March 31, 1998 the Company had working capital of $12.6 million, including cash and cash equivalents of $7.1 million. Additionally, at March 31, 1998 the Company had $15.0 million available under the Credit Facility. Borrowings under the Credit Facility are available for working capital and other corporate purposes, including acquisitions. Interest on the Credit Facility is due quarterly, and outstanding principal is due on May 31, 2000

  The Company expects to pursue its acquisition and expansion program and intends to register up to an additional 2,000,000 shares of its Common Stock to use as consideration in connection with future acquisitions. The Company also anticipates increasing the amount of its Credit Facility and that such increase would be available to provide cash to fund acquisitions and for general corporate purposes.

  The Company intends to finance acquisitions through a combination of cash, debt and Common Stock. While there can be no assurance, management believes that the funds currently available and on hand, funds to be provided by operations, and funds available through the Credit Facility will be sufficient during the next twelve months to meet the Company's anticipated needs for working capital, capital expenditures, future acquisitions and anticipated cash outflows related to unusual transactions such as payment of the deferred tax liability discussed above.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

                                    PART II
                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

  There were no new material developments in the legal proceeding previously reported by the Company and no new material legal proceedings during the quarter ended March 31, 1998.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities during the Quarter Ended March 31, 1998

  On March 30, 1998 the Company entered into an Agreement and Plan of Merger by and among the Company, TGS Resource Group, Inc., doing business as Don Richard Associates of Richmond ("Don Richard of Richmond") and the shareholders of Don Richard of Richmond named therein. Pursuant to such agreement, the Company acquired all of the equity interest of Don Richard of Richmond in exchange for 66,731 shares of Common Stock and $959,000 in net cash from the proceeds of the IPO. The issuance of securities to the shareholders of Don Richard of Richmond was made in reliance on the exemptions from registration under the Securities Act provided for by Section 4(2) of the Securities Act and Regulation D. The recipients of such Common Stock represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued to such persons. Such persons were represented by counsel and had adequate access to information about the Company by virtue of their being provided with copies of all information filed with the SEC on or before the date of closing and access to senior officers of the Company with an opportunity to ask questions and investigate the Company's business affairs.

USE OF PROCEEDS FROM THE COMPANY'S INITIAL PUBLIC OFFERING IN FEBRUARY 1998

  On February 5, 1998, the Company's registration statement on Form S-1 (Commission File No. 333-38465) for the Company's initial public offering (the "IPO") of its Common Stock, no par value, became effective. Trading of the Common Stock on the Nasdaq Stock Market's National Market began on February 6, and the initial closing of the IPO occurred on February 11. The managing underwriters of the IPO were J.C. Bradford & Co. and Janney Montgomery Scott Inc. At the initial closing the Company issued a total of 2,430,000 shares of Common Stock at a price of $8.50 per share, or $20,655,000 in the aggregate, and selling shareholders sold a total of 320,000 shares at $8.50 per share, or $2,720,000 in the aggregate. Total gross proceeds from the sale of shares at the initial closing were $23,375,000. Subsequently, on February 23, 1998, the underwriters exercised their over-allotment option and purchased an additional 412,500 shares from the Company at a price of $8.50 per share, or $3,506,250. (Selling shareholders sold no shares to the underwriters pursuant to the over-allotment option.) All of the shares registered were sold, and the Company sold a total of 2,842,500 shares at $8.50 per share, for aggregate gross proceeds of $24,161,250.

  From February 5, 1998 through March 31, 1998, the Company incurred and paid underwriting discounts of $1,691,000 and other offering expenses of $1,934,000, resulting in total expenses of $3,625,000. The only payments to a director, officer, owner of 10% or more of the Common Stock, or affiliate were to a company that is wholly owned by David C. Cooper, the Company's Chairman of the Board, totaling $55,685 for the actual operating costs associated with the Company's use in connection with the IPO of an aircraft owned by that company.

  The net proceeds to the Company from the IPO after payment of the above expenses were $20,535,000. Through March 31, 1998, the Company has used $11,770,000 to reduce debt, $980,000 for business acquisitions, $770,000 for fixed asset purchases and $505,000 for working capital and general corporate purposes. The Company has temporarily invested the $6,510,000 balance of the net offering proceeds in U.S. Treasury-based mutual funds and overnight repurchase agreements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits.

EXHIBIT
NUMBER                                DESCRIPTION
-------------  ---------------------------------------------------------------
2.6 Agreement and Plan of Merger by and among the Company, Icon Merger Subsidiary, Inc., Icon Search and Consulting, Inc. (Icon"), and the shareholders of Icon named therein.

2.7            Financial Data Schedule

  (b) On February 25, 1998, the Company filed a current report on Form 8-K dated February 23, 1998. The Form 8-K reported under Item 5, Other Events, that the Company had recently issued press releases describing the Company's announced results for the fourth quarter and year ended December 31, 1997 and the election of Paul J. Klaassen to the Company's Board of Directors. The Company filed no other reports on Form 8-K during the quarter ended March 31, 1998.

                                  ACSYS, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ACSYS, Inc.
                                        --------------------------------------
                                                     (registrant)


     Date:  May 13, 1998                      /s/ Lester E. Gallagher, III
                                       ----------------------------------------
                                                Lester E. Gallagher, III
                                                Chief Financial Officer
                                       (the registrant's principal financial and
                                          chief accounting officer, who is duly
                                             authorized to sign this report)

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
-------                           -----------

  2.6 Agreement and Plan of Merger by and among the Company, Icon Merger Subsidiary, Inc., Icon Search and Consulting, Inc. ("Icon"), and the shareholders of Icon named therein.

  27             Financial Data Schedule.