Form 10-Q
period 1998-06-30
ACSYS INC
filed 1998-08-14
CIK 1047113

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q




(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

 [_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from________________ to __________________

                         Commission File No. 000-23711
                         -----------------------------

                                  ACSYS, INC.
                                  -----------
             (Exact name of registrant as specified in its charter)



     GEORGIA                                                 58-2299173
     -------                                                 ----------
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)               Identification Number)



     75 FOURTEENTH STREET, SUITE 2200
     ATLANTA, GA                                                  30309
     -----------                                                  -----
     (Address of principal executive offices)                 (ZIP Code)



                                 404-817-9440
                                 ------------
             (Registrant's telephone number, including area code)



     Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     X
                               Yes ------  No______


The number of outstanding shares of the registrant's Common Stock on August 11, 1998 was 14,415,323.

================================================================================

                                  ACSYS, Inc.


                               TABLE OF CONTENTS
                               -----------------

Item No.                                                                                                     Page
--------                                                                                                     ----
            PART I  FINANCIAL INFORMATION

    1.       Condensed Consolidated Financial Statements (unaudited):
              Consolidated Results of Operations
                For the Three Months Ended June 30, 1998 and 1997....................................           3
              Consolidated Results of Operations for the Six Months
                ended June 30, 1998 and 1997.........................................................           4
              Consolidated Balance Sheets as of
                June 30, 1998 and December 31, 1997..................................................           5
              Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1998 and 1997......................................           6
              Notes to Condensed Consolidated Financial Statements....  .............................           7

    2.        Management's Discussion and Analysis of Results of Operations
                And Financial Condition..............................................................          12

    3.        Quantitative and Qualitative Disclosures About Market Risk.............................          16

              PART II  OTHER INFORMATION

    1.        Legal Proceedings......................................................................          17

    2.        Changes in Securities and Use of Proceeds..............................................          17

    4.        Submission of Matters to a Vote of Security Holders....................................          18

    6.        Exhibits and Reports on Form 8-K.......................................................          18

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         ACSYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED RESULTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                                                                ------------------------------------
                                                                                   1998                       1997
                                                                                   ----                       ----
SERVICE REVENUES:
  Temporary staffing................................................            $  20,835                 $  13,498
  Permanent placement...............................................                6,546                     4,267
                                                                                  -------                   -------
     Total service revenues.........................................               27,381                    17,765

DIRECT COST OF SERVICES, consisting of payroll, payroll taxes and
  benefit costs for temporary employees.............................               14,469                     9,423
                                                                                  -------                   -------
     Gross profit...................................................               12,912                     8,342

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........................               10,730                     6,848
COMBINATION EXPENSES (Note 5).......................................                1,730                     1,722
SEVERANCE AND FRANCHISE TERMINATION COSTS (Note 5)..................                  650                       170
AMORTIZATION AND DEPRECIATION.......................................                  303                       126
                                                                                  -------                   -------
     Operating loss.................................................                 (501)                     (524)

OTHER (INCOME) EXPENSE, NET                                                            (9)                      163
                                                                                  -------                   -------

LOSS BEFORE INCOME TAXES                                                             (492)                     (687)

INCOME TAXES (Note 3)                                                                 509                       261
                                                                                  -------                   -------

NET LOSS                                                                        $  (1,001)                $    (948)
                                                                                  =======                   =======

NET LOSS PER SHARE (Note 8)
  Basic and diluted net loss per share..............................            $  (0.07)                 $  (0.13)
                                                                                  =======                    ======
  Shares used in computing basic and diluted net income (loss) per
   share                                                                           14,292                    10,012
                                                                                  =======                   =======


           See Notes to Condensed Consolidated Financial Statements.

                         ACSYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED RESULTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------------
                                                                               1998                         1997
                                                                               ----                         ----
SERVICE REVENUES:
  Temporary staffing................................................  $           40,040              $     26,352
  Permanent placement...............................................              11,757                     8,387
                                                                                 -------                   -------
     Total service revenues.........................................              51,797                    34,739
DIRECT COST OF SERVICES, consisting of payroll, payroll taxes and
 benefit costs for temporary employees..............................              28,053                    18,513
                                                                                 -------                   -------
     Gross profit...................................................              23,744                    16,226

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........................              20,535                    13,087
COMBINATION EXPENSES  (Note 5)......................................               1,730                     1,722
SEVERANCE AND FRANCHISE TERMINATION COSTS (Note 5)..................                 650                       170
AMORTIZATION AND DEPRECIATION.......................................                 557                       230
                                                                                 -------                   -------
     Operating income...............................................                 272                     1,017

OTHER EXPENSE, NET                                                                    64                       380
                                                                                 -------                   -------

INCOME BEFORE INCOME TAXES                                                           208                       637

INCOME TAXES (Note 3)                                                              3,684                       414
                                                                                 -------                   -------

NET INCOME (LOSS)                                                     $           (3,476)             $        223
                                                                                 =======                   =======
NET LOSS PER SHARE (Note 8)
  Basic and diluted net loss per share..............................  $            (0.26)             $      (0.03)
                                                                                 =======                   =======
  Shares used in computing basic and diluted net loss
          per share.................................................              13,575                    10,012
                                                                                 =======                   =======

           See Notes to Condensed Consolidated Financial Statements.

                          ACSYS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)

                                                  ASSETS

                                                                               JUNE 30,        DECEMBER 31,
                                                                            ----------------   ------------
                                                                                 1998              1997
                                                                            ----------------   ------------
CURRENT ASSETS:
Cash and cash equivalents................................................        $ 3,523            $   370
Accounts receivable, net.................................................         16,288             12,343
Prepaid expenses and other...............................................          1,323              1,455
                                                                                 -------            -------
     Total current assets................................................         21,134             14,168

PROPERTY AND EQUIPMENT, net..............................................          3,182              1,928
GOODWILL AND OTHER INTANGIBLE ASSETS, net................................         17,635             15,783
DEFERRED INITIAL PUBLIC OFFERING COSTS...................................              -              1,200
OTHER ASSETS.............................................................            125                170
                                                                                 -------            -------
     Total assets........................................................        $42,076            $33,249
                                                                                 =======            =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdrafts........................................................        $   726            $ 1,489
  Current portion of long-term debt......................................             45                 47
  Accounts payable.......................................................          1,458                774
  Accrued liabilities....................................................          6,027              5,740
  Deferred income taxes..................................................            403              1,093
                                                                                 -------            -------
     Total current liabilities...........................................          8,659              9,143
                                                                                 -------            -------

LONG-TERM DEBT...........................................................            650             11,707
DEFERRED INCOME TAXES....................................................          2,436                  -
OTHER LONG-TERM LIABILITIES..............................................            402                377
                                                                                 -------            -------
               Total liabilities.........................................         12,147             21,227
                                                                                 -------            -------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK, no par value, 122,012 Shares
 Issued and outstanding at December 31, 1997.............................              -              1,220

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued or outstanding.....................................              -                  -
   Common stock, no par value, 45,000,000 shares authorized,
    14,253,467 and 11,191,564 shares issued and outstanding at
    June 30, 1998 and December 31, 1997, respectively....................         27,464              7,598
   Retained earnings.....................................................          2,465              3,204
                                                                                 -------            -------
     Total shareholders' equity..........................................         29,929             10,802
                                                                                 -------            -------
     Total Liabilities and Shareholder's Equity..........................        $42,076            $33,249
                                                                                 =======            =======

           See Notes to Condensed Consolidated Financial Statements.

                          ACSYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                                   FOR THE SIX MONTHS ENDED
                                                                                   ------------------------
                                                                                           JUNE 30,
                                                                                           --------
                                                                                  1998                   1997
                                                                                  ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................................          $     (3,476)          $       223
  Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities--
       Amortization and depreciation....................................                   509                   243
            Deferred income taxes.......................................                 2,529                     -
               Other....................................................                     -                    34
  Changes in operating assets and liabilities--
       Accounts receivable, net.........................................                (3,804)                 (664)
       Prepaid expenses and other.......................................                   151                  (253)
       Other assets.....................................................                  (148)                   15
       Accounts payable.................................................                   720                   (69)
       Accrued liabilities and other....................................                 1,192                 2,610
       Other long-term liabilities......................................                    65                     -
                                                                                      --------               -------
        Net cash provided by (used in) operating activities.............                (2,262)                2,139
                                                                                      --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net cash paid for acquisition...................................                  (959)                    -
  Capital expenditures..................................................                (1,479)                 (253)
                                                                                      --------               -------
        Net cash used in investing activities...........................                (2,438)                 (253)
                                                                                      --------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from initial public offering, net of expenses............                20,199                     -
           Changes in bank overdrafts...................................                  (764)                 (103)
  (Borrowings) repayments of long-term debt.............................               (11,064)                  337
  Distributions to shareholders.........................................                  (545)                 (691)
  Deferred financing costs                                                                 (45)                    -
        Proceeds from exercise of employee stock options................                    72                     -
  Repayment of notes payable to shareholders............................                     -                  (150)
  Net repayments on lines of credit.....................................                     -                (1,108)
  Changes in restricted cash                                                                 -                   116
                                                                                      --------               -------
       Net cash provided by (used in) financing activities..............                 7,853                (1,599)
                                                                                      --------               -------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS............................................................                 3,153                   287
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................                   370                 1,102
                                                                                      --------               -------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................          $      3,523           $     1,389
                                                                                      ========               =======

           See Notes to Condensed Consolidated Financial Statements.

                         ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

1.  COMPANY BACKGROUND

ACSYS, Inc. (or "the Company") is one of the leading specialty professional staffing firms in the United States.

In May 1997, the Company began combined operations with the acquisition of all of the issued and outstanding common stock of Infinity Enterprises, Inc., David
C. Cooper & Associates, Inc., DCCA Professional Temporaries, Inc., Cama of Tampa, Inc. and EKT, Inc. in exchange for shares of the Company's Common Stock.

The Company subsequently acquired all of the issued and outstanding common stock of Rylan Forbes Consulting Group, Inc., AcSys Resources, Inc. and ICON Search and Consulting, Inc. ("ICON") in July 1997, September 1997, and May 1998 respectively. These acquisitions have been accounted for under the pooling-of-interests method of accounting. The accompanying financial statements include the accounts and operating results of these entities for all dates and periods presented.

The Company currently operates 40 offices serving the Atlanta, Charlotte, Chicago, Dallas/Fort Worth, Des Moines, Denver, Central New Jersey, Houston, Kansas City, New York, Orlando, Philadelphia, Phoenix, Richmond, San Antonio, San Francisco, Tampa and Washington, D.C. metropolitan markets. See Note 5 below for certain information regarding acquisitions made after June 30, 1998.

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


3.  INITIAL PUBLIC OFFERING

In February 1998, the Company completed its initial public offering ("IPO") of 2,842,500 shares of Common Stock at a price of $8.50 per share, generating net cash proceeds of approximately $20.2 million after deducting underwriters' discount and offering costs.

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

                          ACSYS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

4.  DEBT

                                                                                      June 30,          December 31,
                                                                                      --------          ------------
                                                                                        1998                1997
                                                                                        ----                ----
                                                                                            (IN THOUSANDS)

      Revolving Credit Facility................................................              $    -           $11,050
         Non-compete agreements with former shareholders of Infinity
                Enterprises, Inc., maturing February 2009                                     1,066             1,116
      Other....................................................................                   8                10
                                                                                             ------           -------
                                                                                              1,074            12,176
      Less--Unamortized discount...............................................                (379)             (422)
                                                                                             ------           -------
                                                                                                695            11,754
      Less--Current portion....................................................                 (45)              (47)
                                                                                             ------           -------
                                                                                             $  650           $11,707
                                                                                             ======           =======

On June 29, 1998, the Company amended its Revolving Credit Facility (the "Credit Facility"), increasing the amount available to be borrowed from $15.0 million to $25.0 million and extending its maturity date from May 31, 2000 to June 30, 2002. In August 1998, in connection with the acquisition of Staffing Edge, Inc. (see Note 5), the Company amended its Credit Facility, increasing the amount available to be borrowed from $25.0 million to $40.0 million through January 1, 1999, after which availability under the Credit Facility will be reduced to $25.0 million. As of August 10, 1998, the Company had borrowed approximately $32.0 million under the credit facility. See Note 5 below. The Credit Facility bears interest, at the election of the Company, at either: (A) the greater of (i ) the bank's prime rate or (ii) the federal funds rate plus 0.50% plus a margin which ranges up to 0.50%; or (B) at LIBOR plus a margin, which ranges from 1.00% to 2.00%. Borrowings under the Credit Facility, if any, are collateralized by all of the assets of the Company and a pledge of all of the stock of its subsidiaries. Borrowings are also guaranteed by each of the subsidiaries. The Credit Facility also contains various financial and non-financial covenants and prohibits the payment of dividends without the lender's consent.


5.  MERGER AND ACQUISITIONS

On March 31, 1998 the Company acquired all of the outstanding capital stock of TGS Resource Group, Inc. ("Don Richard of Richmond"), a leading accounting and finance staffing firm located in Richmond, Virginia. The Company has accounted for this transaction under the purchase method of accounting. The results of operations of Don Richard of Richmond are included from the date of acquisition only.

On May 22, 1998, the Company acquired all of the equity interests in ICON, an Atlanta-based information technology staffing company, in a stock-for-stock merger. As noted above, this transaction has qualified as a pooling of interests for accounting purposes and as a tax-free reorganization. Under the terms of the merger agreement, ICON shareholders received 2,820,360 shares of Common Stock in exchange for all of the equity interests in ICON. In connection with the merger, the Company recorded a charge for combination expenses of $1,730,000 in the three and six months ended June 30, 1998, including investment banking, legal and accounting fees, and other transaction costs associated with the merger. In connection with the merger the Company relocated its corporate offices. The Company recorded a charge of $650,000 during the three and six months ended June 30, 1998 consisting principally of severance obligations as a result of such relocation.

The Company recorded a charge of $170,000 during the three and six months ended June 30, 1997 in connection with a termination payment pursuant to the terms of a franchise agreement.

                          ACSYS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------


Subsequent to the end of the quarter, on July 1, 1998, the Company acquired all of the equity interests of KPD Systems, Inc ("KPD"), an information technology staffing firm located on Long Island, New York. The Company will account for this transaction under the purchase method of accounting. The results of operations for KPD will be reflected in the Company's results of operation beginning July 1, 1998.

Subsequent to the end of the quarter, on August 4, 1998, the Company acquired all of the equity interests in Staffing Edge, Inc. ("Staffing Edge") a specialty professional staffing firm. The Company will account for this transaction under the purchase method of accounting. The results of operations for Staffing Edge will be reflected in the Company's results of operation beginning August 4, 1998.


6.  COMMITMENT AND CONTINGENCIES

On November 13, 1997, a lawsuit was filed against the Company, Cama of Tampa, Inc. ("Cama") and the former owner of Cama, Stephen S. Tutwiler. The lawsuit alleges that the plaintiffs and Mr. Tutwiler agreed to form a corporation to provide certain staffing services; that such services were instead provided through a division of Cama; and that the plaintiffs were entitled to a portion of the stock of Cama and thus to a portion of the shares of Common Stock issued to Mr. Tutwiler when it acquired Cama. The plaintiffs assert numerous claims, including breach of contract, fraud, civil conspiracy and alleged misstatements and omissions regarding the Company's ownership of Cama in a prospectus filed by the Company. The plaintiffs seek to recover $27,000 allegedly due to the plaintiffs, their alleged portion of Mr. Tutwiler's shares of Common Stock, and compensatory and other damages. The plaintiffs also seek an accounting and employment by the Company. The court has ordered the plaintiffs and Mr. Tutwiler to arbitrate the allegations in the lawsuit, which relate to their dispute, and has stayed the litigation of plaintiffs' claims against Cama and the Company, pending resolution of the arbitration between Mr. Tutwiler and plaintiffs. The plaintiffs have filed an appeal of the order requiring them to arbitrate the claims against Mr. Tutwiler. In the event the claims against the Company and Cama proceed, the Company intends to vigorously defend against those claims. Due to the uncertainties of litigation, the Company cannot predict the outcome of this matter. An adverse result could have a material effect on the Company and result in a charge to the statement of operations in the period in which the litigation is resolved. There is no other pending litigation which the Company considers material.


7.  SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 1998 and 1997, the Company paid $244,000 and $474,000, respectively, of interest expense.

During the six month ended June 30, 1998 and 1997, the Company paid $1,178,000 and $0 respectively, of income tax expense.

                          ACSYS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------


8.  NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. When dilutive, options are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. For the three and six months ended June 30, 1997, the average number of shares outstanding excludes the redeemable common shares, as the accretion on the redeemable common stock of $334,000 and $478,000 is deducted in arriving at historical and pro forma net loss available to common shareholders.

9.  PRO FORMA FINANCIAL INFORMATION

In addition to the business combinations that have been accounted for under the pooling of interest method, as described above, the Company has completed two acquisitions which have been accounted for under the purchase method of accounting: (i) ACSYS Resources, Inc. (prior to its acquisition by the Company) acquired C.P.A. Search, Inc. and Career Placement Associates Inc. (together "C.P.A. Staffing") on August 12, 1997, and (ii) the Company acquired Don Richard
Associates of Richmond on March 31, 1998.   The results of operations of these
acquired companies are included from their respective date of acquisition.

The following unaudited pro forma consolidated results of operations assume that the above purchases occurred on January 1, 1997. Additionally, these pro forma results reflect (i) an adjustment to officer and employee compensation based upon employment agreements entered into upon the closing of certain of the Company's acquisitions (ii) the elimination of combination costs discussed in
Note 7 above. Additionally, these adjustments reflect income tax expense at the Company's current effective tax rate; prior to February 5, 1998, the Company was an S corporation and not subject to income taxes.

                                              THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                               1998                1997                    1998              1997
                                               -----               ----                    ----              ----
                                                                   (IN THOUSANDS)
Revenue                                       $27,381           $20,208                   $52,350             $39,252
Net Income                                      1,071             1,319                     1,981               2,149
Basic earnings per share                      $  0.07           $  0.12                   $  0.15             $  0.19
Diluted earnings per share                    $  0.07           $  0.11                   $  0.14             $  0.19


10.  CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company does not require collateral or other securities to support customer accounts receivable. No client accounted for more than 10% of the Company's revenues during the three or six months ended June 30, 1998 or of accounts receivable as of June 30, 1998.


11.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires that items that are components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for fiscal years beginning after December 31, 1997 and is now currently being applied by the Company. SFAS No. 130 requires comparative financial statements provided for earlier periods to be reclassified to reflect application of the provisions of this new standard. The Company has determined that for the quarter ended

                          ACSYS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------


June 30, 1998 and for the year ended December 31, 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements. As a result, no disclosure is necessary to comply with the standard.

In June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  This Management's Discussion and Analysis of Results of Operations and Financial Condition contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in (a) the "Risk Factors" section of the prospectus included in the Company's Registration Statement on Form S-1 (Registration number 333-38465) as declared effective by the SEC on February 5, 1998 and (b) Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition Disclosure Regarding Forward Looking Statements" in the Company's annual report on Form 10-K for 1997. These factors include, but are not limited to, the Company's brief combined operating history and its ability to identify and acquire suitable acquisition candidates, to integrate acquired companies into its operations, to implement internal control and management, financial and operational reporting systems, and to manage risks associated with opening new offices and offering new services.

RESULTS OF OPERATIONS
---------------------
                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
------------------------------------------------------------------------------------------------------------
                                                JUNE 30,      JUNE 30,               JUNE 30,      JUNE 30,
                                                 1998          1997                    1998         1997
------------------------------------------------------------------------------------------------------------
Service revenues:
 Temporary staffing                             $20,835       $13,498                 $40,040       $26,352
 Permanent placement                              6,546         4,267                  11,757         8,387
                                                -------       -------                 -------       -------
  Total service revenues                         27,381        17,765                  51,797        34,739

Direct cost of services                          14,469         9,423                  28,053        18,513
                                                -------       -------                 -------       -------
  Gross profit                                   12,912         8,342                  23,744        16,226

Selling, general & administrative expenses       10,730         6,848                  20,535        13,087
Combination expenses                              1,730         1,722                   1,730         1,722
Severance and franchise termination costs           650           170                     650           170
Amortization and depreciation                       303           126                     557           230
                                                -------       -------                 -------       -------
 Operating income (loss)                           (501)         (524)                    272         1,017

 Other (income) expense                              (9)          163                      64           380
                                                -------       -------                 -------       -------
 Income (loss) before income taxes                 (492)         (687)                    208           637
 Income taxes                                       509           261                   3,684           414
                                                -------       -------                 -------       -------
   Net income (loss)                            $(1,001)      $  (948)                $(3,476)      $   223
                                                =======       =======                 =======       =======

HISTORICAL RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO HISTORICAL RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997

Service Revenues. Total service revenues increased $9.6 million, or 54.1%, to $27.4 million for the three months ended June 30, 1998 from $17.8 million for the corresponding period in 1997. Temporary staffing service revenues increased $7.3 million, or 54.4%, to $20.8 million for the three months ended June 30, 1998 as compared to $13.5 million for 1997. The increase in temporary staffing service revenues is primarily attributable to the August 1997 acquisition of C.P.A Staffing, increased revenue from the growth of IT contract staffing, the March 31, 1998 acquisition of Don Richard Associates of Richmond, and the introduction of AcSys Business Consulting services in the second half of 1997. Also contributing to the increase were higher bill rates and increased revenues from offices opened in the fourth quarter of 1997. Permanent placement service revenues increased $2.3 million, or 53.4%, to $6.5 million for the three months ended June 30, 1998 from $4.3 million for the corresponding period in 1997. Permanent placement service revenues increased primarily due to increases in the number of permanent placements, the August 1997 acquisition of C.P.A Staffing, the number and productivity of consultants, increased placement fees and increased starting salaries of placed candidates.

  Gross Profit. Gross profit increased $4.6 million, or 54.8%, to $12.9 million for the three months ended June 30, 1998 from $8.3 million for 1997. Gross profit as a percentage of service revenues remained stable at 47.2% for the second quarter of 1998 compared to 47.0% for the second quarter of 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.9 million, or 56.7%, to $10.7 million for the three months ended June 30, 1998 from $6.8 million for the three months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses were 39.2% for the three months ended June 30, 1998 compared with 38.5% for the corresponding period in 1997. This increase as a percentage of revenues is primarily attributable to: increased commission expense resulting from the increase in permanent placement revenues, the addition of personnel to support the Company's increased sales and marketing efforts, and additional infrastructure expenses associated with operating as a public company.

  Combination Expenses. Combination expenses for the three months ended June 30, 1998 and the three months ended June 30, 1997 were $1.7 million for both periods presented. These expenses included transaction costs of the Company's mergers, including investment banking, legal accounting and other fees.

   Severance and Franchise Termination Costs. The Company recorded a charge of $650,000 during the three months ended June 30, 1998 consisting principally of severance resulting from the decision to consolidate its corporate offices in Atlanta, Georgia. For the corresponding period in 1997, the Company recorded a charge of $170,000 related to the termination of a franchise agreement.

  Amortization and Depreciation. Amortization and depreciation for the three months ended June 30, 1998 increased $177,000 from the corresponding period of 1997. Amortization and depreciation for the three months ended June 30, 1998 included goodwill amortization expense as a result of the C.P.A. Staffing acquisition in August 1997 and the Don Richard of Richmond acquisition in March 1998. Depreciation expense also increased as a result of capital expenditures in 1997 and 1998.

  Other (Income) Expense. For the three months ended June 30, 1998, the Company recorded other income of $9,000 consisting principally of interest income on the Company's investable assets, net of interest expense on certain noncompete and severance arrangements. For the three months ended June 30, 1997, the Company recorded other expense of $163,000 consisting principally of interest expense on the Company's Revolving Credit Facility. In February 1998, the Company repaid the amount outstanding under this Credit Facility with part of the proceeds of the IPO.

  Income Tax Expense. For the three months ended June 30, 1998, the Company recognized income tax expense of $509,000 on a pre-tax loss of $492,000 reflecting the nondeductiblity for federal income tax purposes of combination expenses. Excluding these nondeductible expenses, the Company's effective tax
rate was approximately 41%, based upon historical operating results.   Prior to
February 5, 1998, the Company was an S corporation and not subject to income taxes; for 1997, the income tax provision relates exclusively to ICON, which for federal income tax purposes was a C corporation subject to corporate income taxes.

  Net Income. On an historical basis, the Company recognized a net loss and a net loss per share of $1.0 million and $0.07 per share respectively for the three months ended June 30, 1998 compared to a net loss and a net loss per share of $900,000 and $0.13 per share for the corresponding period of 1997. On a pro forma basis, assuming that CPA Staffing and Don Richard Associates of Richmond were acquired on January 1, 1997, (ii) reductions in salaries that owners of certain acquired entities have agreed to in conjunction with the acquisitions discussed above, (iii) the elimination of combination costs and (iv) adjustment to income tax expense to reflect income tax expense at the Company's then current effective tax rate, the Company would have recognized net income and a net income per diluted share of $1.1 million and $0.07 per share respectively for the three months ended June 30, 1998 compared to net income and net income per share of $1.3 million and $0.11 per share for the corresponding period of 1997. The calculation of the net loss per share for the three months ended June 30, 1997 reflects a charge for the accretion of the redeemable shares of $334,000. Further, excluding the Company's severance charge, the Company's pro forma net income and net income per share would be $1.4 million and $0.10 per share, respectively for the three months ended June 30, 1998.

HISTORICAL RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO HISTORICAL RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997

  Service Revenues. Total service revenues increased $17.1 million, or 49.1%, to $51.8 million for the six months ended June 30, 1998 from $34.7 for the corresponding period in 1997. Temporary staffing service revenues increased $13.7 million, or 51.9%, to $40.0 million for the six months ended June 30, 1998 as compared to $26.4 million for 1997. The increase in temporary staffing service revenues is primarily attributable to the August 1997 acquisition of C.P.A Staffing, increased revenue from the growth of IT contract staffing, the March 31, 1998 acquisition of Don Richard Associates of Richmond, and the introduction of AcSys Business Consulting services in the second half of 1997. Also contributing to the increase were increased bill rates and increased revenues from offices opened in the fourth quarter of 1997. Permanent placement service revenues increased $3.4 million, or 40.2%, to $11.8 million for the six months ended June 30, 1998 from $8.4 million for 1997. Permanent placement service revenues increased primarily due to increases in the number of permanent placements, the August 1997 acquisition of C.P.A Staffing, the number and productivity of consultants, increased placement fees and increased starting salaries of placed candidates.

  Gross Profit. Gross profit increased $7.5 million, or 46.3%, to $23.7 million for the six months ended June 30, 1998 from $16.2 million for 1997. Gross profit as a percentage of service revenues for the six months ended June 30, 1998 remained stable at 45.8% of revenues compared to 46.7% of revenues for 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.4 million, or 56.9%, to $20.5 million for the six months ended June 30, 1998 from $13.1 million for the six months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses were 39.6% for the six months ended June 30, 1998 compared with 37.7% for the corresponding period in 1997. This increase as a percentage of revenues is primarily attributable to: increased commission expense resulting from the increase in permanent placement revenues, the addition of personnel to support the Company's increased sales and marketing efforts, and additional infrastructure expenses associated with operating as a public company.

  Combination Expenses. Combination expenses for the six months ended June 30, 1998 and the six months ended June 30, 1997 were $1.7 million for both periods presented. These expenses included transaction costs of the Company's mergers, including investment banking, legal and accounting and other fees.

  Severance and Franchise Termination Costs. The Company recorded a charge of $650,000 during the six months ended June 30, 1998 consisting principally of severance obligations resulting from the decision to consolidate its corporate offices in Atlanta. For the corresponding period in 1997, the Company recorded a charge of $170,000 related to the termination of a franchise agreement.

  Amortization and Depreciation. Amortization and depreciation for the six months ended June 30, 1998 increased $300,000 from the corresponding period of 1997. Amortization and depreciation for the six months ended June 30, 1998 includes goodwill amortization expense as a result of the C.P.A. Staffing acquisition in August 1997, and the Don Richard Associates of Richmond acquisition in March 1998. Depreciation expense also increased as a result of capital expenditures in 1997 and 1998.

  Other (Income) Expense. For the six months ended June 30, 1998, the Company recorded other expense of $64,000, consisting principally of interest income on the Company's investable assets, net of interest expense on borrowings on the Company's Credit Facility prior to completion the Company's IPO, interest on noncompete and severance arrangements. For the six months ended June 30, 1997, the Company recorded net expense of $380,000 consisting principally of interest expense on the Company's Revolving Credit Facility. In February 1998, the Company repaid the amount outstanding under this Credit Facility with part of the proceeds of the IPO.

  Income Tax Expense. Prior to February 5, 1998, the Company was an S corporation and not subject to income taxes. In connection with completion of the IPO and the termination of the Company's S corporation status, the Company recorded a tax liability of approximately $3.0 million in the six months ended June 30, 1998 to recognize income tax expense caused by the Company's change to a C corporation, which primarily relates to a change from the cash to accrual method of accounting for income tax purposes. The Company will pay the deferred tax liability over a four-year period. For 1997, the income tax provision relates exclusively to ICON, which for federal income tax purposes was a C corporation subject to corporate income taxes.

  Net Income. On an historical basis, the Company recognized a net loss and a net loss per share $3.5 million and $0.26 per share, respectively, for the six months ended June 30, 1998 compared to net income and net income per share of $200,000 and $0.03 per share for the corresponding period of 1997. On a pro forma basis, giving effect to the acquisition of CPA Staffing and Don Richard Associates of Richmond as of January 1, 1997, (ii) adjustment to officer and employee compensation based upon employment agreements entered into upon the closing of certain of the Company's acquisitions, (iii) the elimination of combination costs and (iv) adjustment to income tax expense to reflect income tax expense at the Company's then current effective tax rate, the Company would have recognized net income and a net income per diluted share of $2.0 million and $0.14 per share for the six months ended June 30, 1998 compared to net income and net loss per share of $2.1 million and $0.19 per share, respectively for the corresponding period of 1997. The calculation of the net loss per share for the six months ended June 30, 1997 reflects a charge for the accretion of the redeemable shares of $478,000. If the Company's severance charge is excluded, the Company's pro forma net income and net income per share would be $2.4 million and $0.17 per share, respectively for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Net cash used for operating activities was $2.3 million in the six months ended June 30, 1998. The use of cash is due to increased accounts receivable and increases in other working capital requirements. For the corresponding period of 1997, cash provided by operations was $2.1 million, principally due to increases in accrued expenses and other liabilities.

  Net cash used in investing activities during the six months ended June 30, 1998 was $2.4 million. Included in cash used for investing activities was $959,000 (net of cash acquired) paid in connection with an acquisition and $1.5 million used for telecommunications equipment, computer systems and office facilities. The Company will continue to make capital expenditures throughout 1998 on information technology systems and equipment.

  Net cash provided by financing activities was $7.9 million in the six months ended June 30, 1998. Upon completion of its IPO, the Company raised $20.2 million net of expenses paid. The Company used approximately $11.1 million to repay its then current borrowings under its Credit Facility. Net cash used in financing activities was $1.6 million for the six months ended June 30, 1997 and was primarily attributable to net repayments of long-term debt and distributions to shareholders.

  At June 30, 1998 the Company had working capital of $12.5 million, including cash and cash equivalents of $3.5 million. Subsequent to June 30, 1998, the Company completed the acquisitions of KPD Systems, Inc. and Staffing Edge, Inc. The aggregate purchase price of these acquisitions included cash payments and assumption of debts of approximately $33.4 million in the aggregate. These payments were funded through a combination of borrowings under the Credit

Facility, and cash on hand at June 30, 1998. As a result of these acquisitions, at August 10, 1998 the outstanding balance under the Credit Facility was approximately $32.0 million.

  As discussed above, the amount available under the Credit Facility will be reduced to $25.0 million on January 1, 1999. The Company anticipates that it will finance this debt reduction through a combination of debt or equity offerings, or syndication or renegotiation of amounts available under the Credit Facility.

  While there can be no assurance, and with the exception of amounts required to make the above referenced debt reduction payment, the Company believes that the funds currently available on hand, funds to be provided by operations and funds available under the Credit Facility will be sufficient to meet the Company's anticipated needs for working capital for the next twelve months. The Company's estimate of the time that funds currently on hand, funds provided by operations and funds available under the Credit Facility will be sufficient to meet the Company's working capital needs is a forward-looking statement that is subject to risks and uncertainties. Actual results and working capital needs could differ materially from those estimated due to a number of factors, including the use of funds to fund acquisitions. In addition, acquisitions may require additional debt and equity financing.

YEAR 2000 COMPUTER ISSUES
-------------------------

  The year 2000 issue refers to the problems resulting from many existing computer software programs, hardware and operating systems that use only two digits rather than four to define the applicable year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

  The Company uses various software packages in conducting and accounting for its temporary staffing, permanent placement and general accounting operations. These packages, among other things, track and accumulate temporary staff time and client billings, process staff payroll, and produce financial statements and other financial data. The Company uses software packages and hardware in certain locations that may not be Year 2000 compliant.

  The Company is implementing integrated staffing and accounting software packages. The company has the option either to purchase New Year 2000 compliant software from outside vendors or implement existing in-house Year 2000 compliant software, or to combine both approaches. The Company expects that its information systems integration efforts will enable it to be fully Year 2000 compliant, although the Company cannot guarantee that software represented by vendors to be Year 2000 compliant will in fact be compliant.

  Further the Company uses third party payroll processing companies. Although the Company expects that such companies will be Year 2000 compliant, no assurances can be given in that regard. In pursuing its acquisition strategy the Company could acquire an entity that is not Year 2000 compliant. Depending on the size of the entity acquired, noncompliance could negatively affect the Company's results of operations.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  There were no new material developments in the legal proceeding previously reported by the Company and no new material legal proceedings during the quarter ended June 30, 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities during the Quarter Ended March 31, 1998

  On March 31, 1998, the Company entered into an Agreement and Plan of Merger by and among the Company, Icon Merger Subsidiary, Inc., Icon Search & Consulting, Inc. ("ICON") and the four shareholders of Icon Search & Consulting, Inc. named therein (the "Merger Agreement"). Pursuant to the Merger Agreement, on May 22, 1998, the Company acquired all of the equity interest of ICON in exchange for 2,820,360 shares of the Company's Common Stock. The Company issued securities to the ICON shareholders in reliance on the exemptions from registration under the Securities Act contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The ICON shareholders represented their intention to acquire the Common Stock for investment purposes only and not with a view to or for the sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued to such persons. Such persons were represented by counsel and had adequate access to information about the Company by virtue of their being provided with copies of all information filed with the SEC on or before the date of closing and access to senior officers of the Company with an opportunity to ask questions and investigate the Company's business affairs. A copy of the Merger Agreement was provided as Exhibit 2.6 to the Company's quarterly report on Form 10-Q filed for the quarter ended March 31, 1998.


USE OF PROCEEDS FROM THE COMPANY'S INITIAL PUBLIC OFFERING IN FEBRUARY 1998

  On February 5, 1998, the Company's registration statement on Form S-1 (Commission File No. 333-38465) for the Company's initial public offering (the "IPO") of its Common Stock, no par value, became effective. From February 5, 1998 through June 30, 1998, the Company incurred and paid underwriting discounts of $1,691,000 and other offering expenses of $2,300,000, resulting in total expenses of $3,991,000.

  The only payments to a director, officer, owner of 10% or more of the Common Stock, or affiliate were to a company that is wholly owned by David C. Cooper, the Company's Chairman of the Board, totaling $71,962 for the actual operating costs associated with the Company's use in connection with the IPO of an aircraft owned by that company.

  The net proceeds to the Company from the IPO after payment of the above expenses were $20.2 million. Through June 30, 1998, the Company has used $11.8 million to reduce debt, $980,000 for business acquisitions, $1.5 million for fixed asset purchases and $2.4 million for working capital and general corporate purposes. The Company has temporarily invested the $3.5 million balance of the net offering proceeds in U.S. Treasury-based mutual funds and overnight repurchase agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  At the Company's Annual Meeting of Shareholders on May 29, 1998, the shareholders elected the following slate of nominees for election as director, with votes cast as follows (with no broker non-votes or abstentions):

NOMINEE                                     VOTES FOR         VOTES WITHHELD

David C. Cooper                             7,567,846             585,005
Timothy Mann, Jr.                           7,567,846             585,005
Edward S. Baumstein                         7,567,846             585,005
Beth Monroe-Chase                           7,456,578             696,273
Harry J. Sauer                              7,456,578             696,273
John Ficquette                              7,214,932             937,919
William Porter Payne                        7,567,846             585,005
Barry M. Abelson                            7,567,846             585,005
Paul J. Klaassen                            7,567,846             585,005

  Pursuant to the ICON Merger Agreement the Board of Directors appointed Robert
M. Kwatnez a director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.


EXHIBIT
 NUMBER                                                  DESCRIPTION
-------                                                  -----------

10.13.1 Amendment No. 1 to Credit Agreement dated June 29, 1998 by and among the Company, NationsBank, National Association as Lender, and NationsBank, National Association as Agent for the Lenders.

10.12.1 Registration Rights Joinder Agreement dated May 22, 1998 by and among the Company and certain holders of the capital stock of the Company.

10.18 Employment Agreement between the Company and Robert M. Kwatnez dated as of March 31, 1998 and effective on May 22, 1998.

10.19 Non-Solicitation and Non-Competition Agreement between the Company and Robert M. Kwatnez dated as of March 31, 1998 and effective on May 22, 1998.

27             Financial Data Schedule.


     (b) On April 9, 1998, the Company filed a current report on Form 8-K dated March 31, 1998. The Form 8-K reported under Item 5, Other Events, that the Company entered into an Agreement and Plan of Merger for the acquisition of ICON in a stock-for-stock transaction and that the Company entered into an Agreement and Plan of Merger to acquire Don Richard of Richmond. On June 5, 1998, the Company filed a current report on Form 8-K dated May 22, 1998. The Form 8-K reported under Item 2, Acquisition or Disposition of Assets, that the Company had acquired all of the equity interests of ICON in a stock-for-stock merger transaction that qualified as a pooling of interests for accounting purposes and qualified as a tax-free reorganization. The Company filed an amended Form 8-K providing the required financial statements on August 5, 1998. The Company filed no other reports on Form 8-K during the quarter ended June 30, 1998.

                                  ACSYS, INC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ACSYS, Inc.
                                        ---------------------------------
                                                   (registrant)


     Date:  August 12, 1998                 /s/ Lester E. Gallagher, III
            ----------------            ---------------------------------
                                               Lester E. Gallagher, III
                                               Chief Financial Officer
                                       (the registrant's principal financial and
                                        chief accounting officer, who is duly
                                          authorized to sign this report)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------

10.13.1 Amendment No. 1 to Credit Agreement dated June 29, 1998 by and among the Company, NationsBank, National Association as Lender, and NationsBank, National Association as Agent for the Lenders.

10.12.1 Registration Rights Joinder Agreement dated May 22, 1998 by and among the Company and certain holders of the capital stock of the Company.

10.18 Employment Agreement between the Company and Robert M. Kwatnez dated as of March 31, 1998 and effective on May 22, 1998.

10.19 Non-Solicitation and Non-Competition Agreement between the Company and Robert M. Kwatnez dated as of March 31, 1998 and effective on May 22, 1998.

27             Financial Data Schedule.