Form 10-Q
period 1998-09-30
ACSYS INC
filed 1998-11-16
CIK 1047113

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 1998

                                       or

   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to_______________

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


         Indicate by check X whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No
                                 -----    -----

The number of outstanding shares of the registrant's Common Stock on November 13, 1998 was 14,431,518.


================================================================================

                                   Acsys, Inc.

                                Table of Contents
                                -----------------

Item No.                                                                   Page
--------                                                                   ----
      PART I - FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements (Unaudited):
        Condensed Consolidated Results of Operations
          For the Three Months Ended September 30, 1998 and 1997 .........   3
      Condensed Consolidated Results of Operations for the Nine Months
          ended September 30, 1998 and 1997 ..............................   4
      Condensed Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997 .......................   5
      Condensed Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30, 1998 and 1997 ..........   6
      Notes to Condensed Consolidated Financial Statements ...............   7

  2.  Management's Discussion and Analysis of Results of Operations
          And Financial Condition ........................................  13

  3.  Quantitative and Qualitative Disclosures About Market Risk .........  19

      PART II - OTHER INFORMATION

  2.  Changes in Securities and Use of Proceeds ..........................  20

  4.  Submission of Matters to a Vote of Security Holders ................  20

  6.  Exhibits and Reports on Form 8-K ...................................  21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                          Acsys, Inc. and Subsidiaries
                  Condensed Consolidated Results of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                     For the three months ended
                                                                                     --------------------------
                                                                                            September 30,
                                                                                            -------------
                                                                                      1998                 1997
                                                                                    -------              -------
SERVICE REVENUES:
     Temporary staffing ....................................................        $29,525              $16,198
     Permanent placement ...................................................          8,050                5,355
                                                                                    -------              -------
          Total service revenues ...........................................         37,575               21,553
DIRECT COST OF SERVICES, consisting of payroll, payroll taxes and
      benefit costs for temporary employees ................................         20,714               11,350

                                                                                    -------              -------
          Gross profit .....................................................         16,861               10,203

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...............................         12,436                7,977
AMORTIZATION AND DEPRECIATION ..............................................            502                  230
                                                                                    -------              -------
          Operating income .................................................          3,923                1,996

INTEREST EXPENSE, NET ......................................................            402                  209
                                                                                    -------              -------

INCOME BEFORE INCOME TAXES .................................................          3,521                1,787

INCOME TAXES (Note 3) ......................................................          1,500                  166
                                                                                    -------              -------

NET  INCOME ................................................................        $ 2,021              $ 1,621
                                                                                    =======              =======

BASIC NET INCOME PER SHARE (Note 9) ........................................        $  0.14              $  0.11
                                                                                    =======              =======

        Shares used in computing basic net income per share ................         14,430               10,661
                                                                                    =======              =======

DILUTED INCOME PER SHARE (Note 9) ..........................................        $  0.14              $  0.11
                                                                                    =======              =======

        Shares used in computing diluted net income per share ..............         14,744               10,749
                                                                                    =======              =======

            See Notes to Condensed Consolidated Financial Statements.

                          Acsys, Inc. and Subsidiaries
                  Condensed Consolidated Results of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                    For the nine months ended
                                                                                    -------------------------
                                                                                           September 30,
                                                                                           -------------
                                                                                    1998                 1997
                                                                                  --------             --------
SERVICE REVENUES:
     Temporary staffing ...................................................       $ 69,564             $ 42,550
     Permanent placement ..................................................         19,807               13,742
                                                                                  --------             --------
          Total service revenues ..........................................         89,371               56,292

DIRECT COST OF SERVICES, consisting of payroll, payroll taxes
      and benefit costs for temporary employees ...........................         48,768               29,863
                                                                                  --------             --------
          Gross profit ....................................................         40,603               26,429

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..............................         32,969               21,063
COMBINATION EXPENSES  (Note 6) ............................................          1,730                1,722
SEVERANCE AND FRANCHISE TERMINATION COSTS (Note 6) ........................            650                  170
AMORTIZATION AND DEPRECIATION .............................................          1,059                  459
                                                                                  --------             --------
            Operating income ..............................................          4,195                3,015

INTEREST EXPENSE, NET .....................................................            466                  588
                                                                                  --------             --------
INCOME BEFORE INCOME TAXES ................................................          3,729                2,427

INCOME TAXES (Note 3) .....................................................          5,185                  580
                                                                                  --------             --------

NET (LOSS) INCOME .........................................................       $ (1,456)            $  1,847
                                                                                  ========             ========

BASIC (LOSS) INCOME PER SHARE (Note 9) ....................................       $  (0.10)            $   0.09
                                                                                  ========             ========

        Shares used in computing basic net (loss) income per share ........         13,878               10,233
                                                                                  ========             ========

DILUTED (LOSS) INCOME PER SHARE (Note 9) ..................................       $  (0.10)            $   0.09
                                                                                  ========             ========

        Shares used in computing diluted net (loss) income per share ......         13,878               10,321
                                                                                  ========             ========

            See Notes to Condensed Consolidated Financial Statements.

                          Acsys, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)

                                     ASSETS
                                                                                   September 30,     December 31,
                                                                                   -------------     ------------
                                                                                       1998             1997
                                                                                      -------          -------
CURRENT ASSETS:
        Cash and cash equivalents ..............................................      $ 1,175          $   370
        Accounts receivable, net ...............................................       23,170           12,343
        Prepaid expenses and other .............................................        1,391            1,455
                                                                                      -------          -------
          Total current assets .................................................       25,736           14,168

PROPERTY AND EQUIPMENT, net ....................................................        4,380            1,928

GOODWILL AND OTHER INTANGIBLE ASSETS, net ......................................       54,567           15,783
DEFERRED INITIAL PUBLIC OFFERING COSTS .........................................           --            1,200
DEFERRED INCOME TAXES ..........................................................           --              103
OTHER ASSETS ...................................................................          230              170
                                                                                      =======          =======
               Total assets ....................................................      $84,913          $33,352
                                                                                      =======          =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Bank overdrafts ...........................................................      $    --          $ 1,489
     Current portion of long-term debt .........................................        9,003               47
     Accounts payable ..........................................................        1,391              774
     Accrued liabilities .......................................................       11,507            5,844
     Deferred income taxes .....................................................          402            1,093
     Other current liabilities .................................................          262               --
                                                                                      -------          -------
          Total current liabilities ............................................       22,565            9,247

LONG-TERM DEBT .................................................................       25,642           11,707
DEFERRED INCOME TAXES ..........................................................        2,726               --
OTHER LONG-TERM LIABILITIES ....................................................          284              377
                                                                                      -------          -------
          Total liabilities ....................................................       51,217           21,331
                                                                                      -------          -------
COMMITMENTS AND CONTINGENCIES (Note 7)

REDEEMABLE COMMON STOCK, no par value, 122,012 shares
      Issued and outstanding at December 31, 1997 ..............................           --            1,220

SHAREHOLDERS' EQUITY:
      Preferred stock, no par value, 5,000,000 shares authorized,
         no shares issued or outstanding .......................................           --               --
      Common stock, no par value, 45,000,000 shares authorized,
         14,422,038 and 11,191,564 shares issued and outstanding at September 30,
         1998 and December 31, 1997, respectively ..............................       29,377            7,597
      Retained earnings ........................................................        4,319            3,204
                                                                                      -------          -------
          Total shareholders' equity ...........................................       33,696           10,801
                                                                                      =======          =======
          Total liabilities and shareholders' equity ...........................      $84,913          $33,352
                                                                                      =======          =======

            See Notes to Condensed Consolidated Financial Statements.

                          Acsys, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                                    For the nine months ended
                                                                                    -------------------------
                                                                                          September 30,
                                                                                          -------------
                                                                                     1998              1997
                                                                                   --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income .........................................................   $ (1,456)         $  1,847
     Adjustments to reconcile net (loss) income to net cash
        provided by (used in) operating activities:
           Amortization and depreciation .......................................      1,059               459
           Deferred income taxes ...............................................      1,899               616
           Other ...............................................................         --               153
     Changes in operating assets and liabilities, net of effect of acquisitions:
           Accounts receivable, net ............................................     (7,001)           (3,286)
           Prepaid expenses and other ..........................................        475              (377)
           Other assets ........................................................         15                15
           Accounts payable ....................................................        (67)              759
           Accrued liabilities and other .......................................      1,718             1,783
           Other long-term liabilities .........................................        (93)               --
                                                                                   --------          --------
               Net cash (used in) provided by operating activities .............     (3,451)            1,969
                                                                                   --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash paid for acquisitions ............................................    (34,260)           (1,874)
     Capital expenditures ......................................................     (2,341)             (446)
                                                                                   --------          --------
               Net cash used in investing activities ...........................    (36,601)           (2,320)
                                                                                   --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of expenses ....................     20,170                --
     Changes in bank overdrafts ................................................     (1,489)             (133)
     Net borrowings (repayments) of long term debt .............................     22,891             1,856
     Proceeds from exercise of employee stock options ..........................         96                --
     Loan origination fees and expenses ........................................       (266)               --
     Distributions to shareholders .............................................       (545)             (845)
     Changes in restricted cash ................................................         --               116
                                                                                   --------          --------
             Net cash provided by financing activities .........................     40,857               994
                                                                                   --------          --------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS .................................................................        805               643
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................        370             1,102
                                                                                   ========          ========
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $  1,175          $  1,745
                                                                                   ========          ========

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

In May 1997, the Company began combined operations with the acquisition of all of the issued and outstanding common stock of Infinity Enterprises, Inc., David
C. Cooper & Associates, Inc., DCCA Professional Temporaries, Inc., Cama of Tampa, Inc. ("Cama") and EKT, Inc. in exchange for shares of the Company's Common Stock. Since May 1997, the Company has completed numerous acquisitions of companies which provide temporary and permanent placement staffing services primarily in the areas of accounting, finance and information technology.

The Company currently operates 40 offices principally throughout the Midwestern and Eastern portions of the United States.

2.   Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Although the December 31, 1997 balance sheet was derived from audited financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. There have been no material changes in accounting policies from those stated in the Company's Form 10-K. Interim results of operations are not necessarily indicative of results to be expected for the entire year.


3.   Initial Public Offering

In February 1998, the Company completed its initial public offering ("IPO") of 2,842,500 shares of common stock at a price of $8.50 per share, generating net cash proceeds of approximately $20.2 million after deducting underwriters' discount and offering costs.

In connection with the IPO, the Company terminated its S corporation status and recorded in the first quarter of 1998 income tax expense and a corresponding net deferred tax liability of approximately $3,000,000, representing the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes.

The owner of 122,012 shares of redeemable common stock entered into a contractual waiver of all redemption rights effective upon the IPO. Accordingly, subsequent to the IPO, these shares have been reclassified as common stock.

                          Acsys, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

4.   Debt

                                                                              September 30,     December 31,
                                                                                  1998              1997
                                                                                --------          --------
                                                                                      (In thousands)
    Revolving Credit Facility ..........................................        $ 33,959          $ 11,050
      Non-compete agreements with former shareholders of
             Infinity Enterprises, Inc., maturing February 2009 ........           1,042             1,116
    Other ..............................................................              19                10
                                                                                --------          --------
                                                                                  35,020            12,176
    Less--Unamortized discount .........................................            (375)             (422)
                                                                                --------          --------
                                                                                  34,645            11,754
    Less--Current portion ..............................................          (9,003)              (47)
                                                                                ========          ========
                                                                                $ 25,642          $ 11,707
                                                                                ========          ========

On June 29, 1998, the Company amended its Revolving Credit Facility (the "Credit Facility"), increasing the amount available to be borrowed from $15.0 million to $25.0 million and extending its maturity date from May 31, 2000 to June 30, 2002. In August 1998, in connection with the acquisition of Staffing Edge, Inc. (See Note 5), the Company amended its Credit Facility, increasing the amount available to be borrowed from $25.0 million to $40.0 million through January 1, 1999, after which availability under the Credit Facility will be reduced to $25.0 million. As of September 30, 1998, the Company had borrowed approximately $34.0 million under the credit facility, of which $9.0 million, representing the amount which must be repaid or refinanced by January 1, 1999, has been classified as current. In the event that the Company is unable to replace or refinance the Credit Facility by January 1, 1999, the Company will attempt to negotiate with the lenders for a modification of the Credit Facility. The existing Credit Facility bears interest, at the election of the Company, at either: (A) the greater of (i) the prime rate or (ii) the federal funds rate plus 0.50%, plus in the case of either a prime rate or federal funds rate a margin of up to 0.50% based upon the Company's leverage ratio; or (B) at LIBOR plus a margin which ranges from 1.00% to 2.00% based upon the Company's leverage ratio. Borrowings and other amounts due under the Credit Facility are collateralized by all of the assets of the Company and its subsidiaries, including a pledge of all of the stock of the Company's direct and indirect subsidiaries. In addition, all borrowings and other amounts under the Credit Facility are guaranteed by each of the Company's direct and indirect subsidiaries.

The Credit Facility contains various financial and non-financial covenants. The financial covenants include requirements relating to the Company's consolidated leverage ratio, fixed charge coverage ratio, capitalization ratio and current ratio. Other covenants include, without limitation, restrictions against the Company and its subsidiaries from incurring debt, creating liens, transferring or selling assets, making investments, making acquisitions and merging. In addition, there is a prohibition against the payment of dividends on account of the Company's capital stock.

                          Acsys, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

5.   Mergers, Acquisitions, and Pro Forma Financial Information

Pooling of Interests Transactions- The Company effected a business combination on May 16, 1997 in which it acquired all of the issued and outstanding common stock of Infinity Enterprises, Inc.; David C. Cooper & Associates, DCCA Professional Temporaries, Inc.; and EKT Inc. in exchange for 4,240,283 shares of the Company's common stock. Subsequently in 1997 the Company acquired all of the issued and outstanding common stock of Cama, Rylan Forbes Consulting Group, Inc. and ACSYS Resources, Inc. in exchange for 4,252,937 shares of the Company's Common Stock. On May 22, 1998, the Company acquired all of the equity interests in Icon Search & Consulting ("ICON"), an Atlanta-based information technology staffing company, in a stock-for-stock merger. Under the terms of the merger agreement, ICON shareholders received 2,820,360 shares of Common Stock in exchange for all of the equity interests in ICON. Each of these transactions were accounted for as a pooling of interest and, accordingly, the financial statements include the results of the acquired company for all periods presented.

Purchase Accounting Transactions- In addition to the pooling of interests transactions, the Company has completed four acquisitions that have been accounted for under the purchase method of accounting. The results of operations for these acquired companies are included from their respective date of acquisition:

 .    ACSYS Resources, Inc. (prior to its acquisition by the Company) acquired
     C.P.A. Search, Inc. and Career Placement Associates Inc. (together "C.P.A. Staffing") on August 12, 1997.
 .    On March 31, 1998, the Company acquired all of the outstanding capital stock of TGS Resource Group, Inc. ("Don Richard of Richmond"), a leading accounting and finance staffing firm located in Richmond, Virginia.
 .    On July 1, 1998, the Company acquired all of the equity interests of KPD
     Systems, Inc ("KPD"), an information technology staffing firm located on Long Island, New York.
 .    On August 4, 1998, the Company acquired all of the equity interests of
     Staffing Edge, Inc., a specialty professional staffing firm with offices located throughout the Midwestern United States. The Company acquired the equity interest of Staffing Edge in exchange for $22,510,000 in cash, 81,766 shares of the Company's common stock, assumption of debt of $7,004,000 plus a contingent earnout based upon the future performance of Staffing Edge which could aggregate up to $7,500,000. The Company financed the cash portion of the acquisition with borrowings under its credit facility. The Company recorded goodwill of $31,800,000, representing the consideration paid in excess of the fair value of the underlying identifiable net assets acquired, which will be amortized to future periods over a 40 year period.

                          Acsys, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

The following unaudited pro forma consolidated results of operations assume that all of the above purchases occurred on January 1, 1997, and that the Company incurred incremental interest expense on debt presumed to be incurred to fund the acquisitions. Additionally, these pro forma results reflect (i) an adjustment to officer and employee compensation based upon employment agreements entered into upon the closing of certain of the Company's acquisitions.

Prior to February 5, 1998, the Company was an S corporation and not subject to income taxes. These pro forma results include adjustments to reflect the company as a taxable entity during all periods presented:

                                                   (In thousands, except per share data)
                                        ----------------------------------------------------------
                                            Three months ended                Nine months ended
                                               September 30,                    September 30,
                                        ----------------------------------------------------------
                                           1998        1997                 1998           1997
                                           ----        ----                 ----           ----
Pro forma revenue                         $39,875     $28,691            $107,776        $78,864
Pro forma net income (loss)                  $954     $(1,047)             $1,330        $(2,601)
Diluted earnings (loss) per share           $0.06      $(0.13)              $0.09         $(0.31)
Shares  used in  computing  pro forma
  diluted net income per share             14,775      11,464              14,473         11,463


6.   Combination, Severance and Franchise Termination Costs

Combination costs-In connection with it's merger with ICON, the Company recorded a charge for combination expenses of $1,730,000 in the nine months ended September 30, 1998 which consisted of investment banking, legal and accounting fees, and other transaction costs associated with the merger.

Severance costs-During the nine months ended September 30, 1998 the Company made the decision to centralize its corporate and administrative offices in Atlanta, Georgia. The Company recorded a charge of $650,000 during the nine months ended September 30, 1998 consisting principally of severance obligations as a result of this decision.

Franchise termination costs-The Company recorded a charge of $170,000 during the nine months ended September 30, 1997 in connection with a termination payment pursuant to the terms of a franchise agreement.

7.   Commitments and Contingencies

On November 13, 1997, a lawsuit was filed against the Company, Cama and the former owner of Cama, Stephen S. Tutwiler by L. Robert Frank, Jr. and L. Robert Frank & Associates, Inc. in the Circuit court of the Thirteenth Judicial Circuit, Hillsborough County, Florida. The lawsuit alleges that the plaintiffs and Mr. Tutwiler agreed to form a corporation to provide certain staffing services; that such services were instead provided through a division of Cama; and that the plaintiffs were entitled to a portion of the stock of Cama and thus to a portion of the shares of Common Stock issued to Mr. Tutwiler when it acquired Cama. The plaintiffs assert numerous claims, including breach of contract, fraud, civil conspiracy and alleged misstatements and omissions regarding the Company's ownership of Cama in a prospectus filed by the Company. The plaintiffs seek to recover $27,000 allegedly due to the plaintiffs, their alleged portion of Mr.

                          Acsys, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

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


8.   Supplemental Cash Flow Information

During the nine months ended September 30, 1998 and 1997, the Company paid interest expense of $370,000 and $602,000, respectively.

During the nine months ended September 30, 1998 and 1997, the Company paid income taxes of $1,181,000 and $0, respectively.


9.   Net (Loss) Income Per Share

The Company calculates net (loss) income per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure required for earnings per share including a dual presentation of "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. When dilutive, options are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. For the three and nine months ended September 30, 1997, the average number of shares outstanding excludes the redeemable common shares, as the accretion on the redeemable common stock of $454,000 and $932,000 is deducted in arriving at historical and pro forma net
(loss) income per share available to common shareholders.


10.  Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company does not require collateral or other securities to support customer accounts receivable. No client accounted for more than 10% of the Company's revenues during the three or nine months ended September 30, 1998 or of accounts receivable as of September 30, 1998.


11.  Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires that items that are components of comprehensive income, defined as the total net income and all other non-owner changes in equity, be reported in a financial statement that is displayed with the same prominence as other financial statements.

                          Acsys, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
--------------------------------------------------------------------------------

SFAS No. 130 became effective for fiscal years beginning after December 31, 1997 and is now currently being applied by the Company. SFAS No. 130 requires comparative financial statements provided for earlier periods to be reclassified to reflect application of the provisions of this new standard. The Company has determined that for the quarter ended September 30, 1998 and for the year ended December 31, 1997, no items, other than net income, meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements. As a result, no disclosure is necessary to comply with the standard. In June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     This Management's Discussion and Analysis of Results of Operations and Financial Condition contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in (a) the "Risk Factors" section of the prospectus included in the Company's Registration Statements on Form S-1 (Registration number 333-38465) as declared effective by the SEC on February 5, 1998 and any such forms subsequently filed thereafter, (b) Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Disclosure Regarding Forward Looking Statements" in the Company's annual report on Form 10-K for 1997 and (c) any of the Company's subsequent filings with the Commission. These factors include, but are not limited to, the Company's brief combined operating history and its ability to identify and acquire suitable acquisition candidates, to integrate acquired companies into its operations, to implement internal control and management, financial and operational reporting systems, and to manage risks associated with opening new offices and offering new services.

1998 Acquisitions
-----------------

On May 22, 1998, the Company acquired all of the equity interests in Icon Search & Consulting ("ICON"), an Atlanta-based information technology staffing company, in a stock-for-stock merger which has been accounted for under the pooling of interests method of accounting. The company's financial statements have been restated to include the accounts of ICON for all periods presented.

The Company has completed three acquisitions that have been accounted for under the purchase method of accounting, (collectively, the "1998 Acquisitions") The results of operations of these acquired companies are included in the Company's results from their respective dates of acquisition:

 .    On March 31, 1998, the Company acquired all of the outstanding capital stock of TGS Resource Group, Inc. ("Don Richard of Richmond"), an accounting and finance staffing firm located in Richmond, Virginia.
 .    On July 1, 1998, the Company acquired all of the equity interests of KPD
     Systems, Inc ("KPD"), an information technology staffing firm located on Long Island, New York.
 .    On August 4, 1998, acquired all of the equity interests in Staffing Edge,
     Inc. ("Staffing Edge"), a specialty professional staffing firm with offices located throughout the Midwestern United States.

Results of Operations
(in thousands)

                                                    Three Months Ended                   Nine Months Ended
                                                    ------------------                   -----------------
                                                Sept. 30,         Sept. 30,        Sept. 30,          Sept. 30,
                                                  1998              1997             1998               1997
--------------------------------------------------------------------------------------------------------------
Service revenues:
  Temporary staffing                           $ 29,525          $ 16,198          $ 69,564           $ 42,550
  Permanent placement                             8,050             5,355            19,807             13,742
                                               ---------------------------------------------------------------
    Total service revenues                       37,575            21,553            89,371             56,292

Direct cost of services                          20,714            11,350            48,768             29,863
                                               ---------------------------------------------------------------
    Gross Profit                                 16,861            10,203            40,603             26,429

Selling, general & administrative expenses       12,436             7,977            32,969             21,063
Combination expenses                                 --                --             1,730              1,722
Severance and franchise termination costs            --                --               650                170
Amortization and depreciation                       502               230             1,059                459
                                               ---------------------------------------------------------------
  Operating income                                3,923             1,996             4,195              3,015
  Interest expense, net                             402               209               466                588
                                               ---------------------------------------------------------------
Income loss  before income taxes                  3,521             1,787             3,729              2,427
Income Taxes                                      1,500               166             5,185                580
                                               ---------------------------------------------------------------
     Net Income (loss)                         $  2,021          $  1,621          $ (1,456)          $  1,847
                                               ===============================================================

Historical Results for the Three Months Ended September 30, 1998 Compared to Historical Results for the Three Months Ended September 30, 1997

     Service Revenues. Total service revenues increased $16.0 million, or 74.3%, to $37.6 million for the three months ended September 30, 1998 from $21.6 million for the corresponding period in 1997. Temporary staffing service revenues increased $13.3 million, or 82.3%, to $29.5 million for the three months ended September 30, 1998 as compared to $16.2 million for 1997. The increase in temporary staffing service revenues is primarily attributable to the effect of the 1998 Acquisitions, the growth of IT contract staffing, the increase in billing rates and the impact of acquisitions. Also contributing to the increase were higher bill rates and increased revenues from offices opened in the fourth quarter of 1997. Permanent placement service revenues increased $2.7 million, or 50.3%, to $8.1 million for the three months ended September 30, 1998 from $5.4 million for the corresponding period in 1997. Permanent placement service revenues increased primarily due to an increase in the number of permanent placements, an increase in placement fees and the 1998 Acquisitions.

     Gross Profit. Gross profit increased $6.7 million, or 65.3%, to $16.9 million for the three months ended September 30, 1998 from $10.2 million for 1997. Gross profit as a percentage of service revenues decreased to 44.9% for the third quarter of 1998 compared to 47.3% for the third quarter of 1997. The gross profit percentage decline resulted from the decrease in 1998 of the higher margin permanent placement revenues as a percentage of the total revenues and as a result of the growth in 1998 of the information technology business which has higher bill rates but lower gross margins than the rest of the Company's business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.4 million, or 55.9%, to $12.4 million for the three months ended September 30, 1998 from $8.0 million for the three months ended September 30, 1997. As a percentage of revenues, selling, general and administrative expenses were 33.1% for the three months ended September 30, 1998 compared with 37.0% for the corresponding period in 1997. This decrease as a percentage of revenues is primarily attributable to the fact that the three months ended September 30, 1997 had significant amounts of owner's compensation and the corresponding period in 1998 had increased efficiencies and the spreading of overhead costs over a substantially larger revenue base.

     Amortization and Depreciation. Amortization and depreciation for the three months ended September 30, 1998 increased $272,000 from the corresponding period of 1997. Amortization for the three months ended September 30, 1998 included goodwill amortization expense as a result of the C.P.A. Staffing acquisition in August 1997 and goodwill arising from the 1998 Acquisitions. Depreciation expense in 1998 also increased as a result of capital expenditures in 1997 and 1998.

     Interest Expense, net. For the three months ended September 30, 1998, the Company recorded net interest expense of $402,000 consisting principally of interest expense on the Company's Revolving Credit Facility and certain noncompete and severance arrangements. For the three months ended September 30, 1997, the Company recorded net interest expense of $209,000 consisting principally of interest expense on the Company's Revolving Credit Facility.

     Income Tax Expense. For the three months ended September 30, 1998, the Company recognized income tax expense of $1.5 million on pre-tax income of $3.5 million resulting in an effective tax rate of approximately 42.6%. Prior to February 5, 1998, the Company was an S corporation and not subject to income taxes. In 1997, the income tax provision relates exclusively to ICON, which for federal income tax purposes was a C corporation subject to corporate income taxes.

     Net Income. On an historical basis, the Company recognized net income and a net income per share of $2.0 million and $0.14, respectively for the three months ended September 30, 1998 compared to net income and a net income per share of $1.6 million and $0.11 for the corresponding period of 1997.

Historical Results for the Nine Months Ended September 30, 1998 Compared to Historical Results for the Nine Months Ended September 30, 1997


     Service Revenues. Total service revenues increased $33.1 million, or 58.8%, to $89.4 million for the nine months ended September 30, 1998 from $56.3 million for the corresponding period in 1997. Temporary staffing service revenues increased $27.0 million, or 63.5%, to $69.6 million for the nine months ended September 30, 1998 as compared to $42.6 million for 1997. The increase in temporary staffing service revenues is primarily attributable to the growth of IT contract staffing, the increase in billing rates and the impact of acquisitions. Permanent placement service revenues increased $6.1 million, or 44.1%, to $19.8 million for the nine months ended September 30, 1998 from $13.7 million for 1997. Permanent placement service revenues increased primarily due to increases in the number of permanent placements, the increase in placement fees and the 1998 Acquisitions.

     Gross Profit. Gross profit increased $14.2 million, or 53.6%, to $40.6 million for the nine months ended September 30, 1998 from $26.4 million for 1997. Gross profit as a percentage of service revenues for the nine months ended September 30, 1998 decreased to 45.4% of revenues compared to 46.9% of revenues for 1997. The gross profit percentage decline resulted from the decrease in 1998 of the higher margin permanent placement revenues as a percentage of the total revenues and as a result of the growth in 1998 of the information technology business which has higher bill rates but lower margins than the rest of the Company's business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.9 million, or 56.5%, to $33.0 million for the nine months ended September 30, 1998 from $21.1 million for the nine months ended September 30, 1997. As a percentage of revenues, selling, general and administrative expenses were 36.9% for the nine months ended September 30, 1998 compared with 37.4% for the corresponding period in 1997. This decrease as a percentage of revenues is primarily attributable to the fact that the nine months ended September 30, 1997 had significant amounts of owners' compensation costs. Also contributing to the lower percentage was increased efficiencies and the spreading of overhead costs over a substantially larger revenue base.

     Combination Expenses. Combination expenses for the nine months ended September 30, 1998 and 1997 were $1.7 million. These expenses included transaction costs for the Company's mergers which have been accounted for under the pooling of interests method and include investment banking, legal, accounting and other fees.

     Severance and Franchise Termination Costs. The Company recorded a charge of $650,000 during the nine months ended September 30, 1998 consisting principally of severance obligations resulting from the decision to consolidate its corporate offices in Atlanta. For the corresponding period in 1997, the Company recorded a charge of $170,000 related to the termination of a franchise agreement.

     Amortization and Depreciation. Amortization and depreciation for the nine months ended September 30, 1998 increased $600,000 from the corresponding period of 1997. Amortization and depreciation for the nine months ended September 30, 1998 includes goodwill amortization expense as a result of the C.P.A. Staffing acquisition in August 1997 and the 1998 Acquisitions. Depreciation expense also increased as a result of capital expenditures in 1997 and 1998.

     Interest Expense, net. For the nine months ended September 30, 1998, the Company recorded net interest expense of $466,000, consisting principally of interest on borrowings under the Company's Credit Facility with NationsBank, NA, and interest on noncompete and severance arrangements. For the nine months ended September 30, 1997, the Company recorded net interest expense of $588,000 consisting principally of interest expense on the Company's Credit Facility and other long term debt. In February 1998, the Company repaid the amount outstanding under this Credit Facility with part of the proceeds of the IPO. The Company subsequently renewed borrowings on its Credit Facility, primarily to fund its August 1998 acquisition of Staffing Edge. See Liquidity and Capital Resources Below.

     Income Tax Expense. Prior to February 5, 1998, the Company was an S corporation and not subject to income taxes. In connection with the IPO and the termination of the Company's S corporation status, the Company recorded a tax liability of approximately $3.0 million in the nine months ended September 30, 1998 to recognize income tax expense created by the Company's change to a C corporation, which primarily relates to a change from the cash to accrual method of accounting for income tax purposes. The Company is paying this deferred tax liability over a four-year period. For 1997, the income tax provision relates exclusively to ICON, which for federal income tax purposes was a C corporation subject to corporate income taxes.

     Net Income. On an historical basis, the Company recognized a net loss and a net loss per share $1.5 million and $0.10, respectively, for the nine months ended September 30, 1998 compared to net income and net income per share of $1.8 million and $0.09, respectively, for the corresponding period of 1997. The calculation of the net loss per share for the nine months ended September 30, 1997 reflects a reduction of $932,000 to net income available to common shareholders for the accretion of the redeemable shares.

Liquidity and Capital Resources
-------------------------------

     Net cash used for operating activities was $3.5 million in the nine months ended September 30, 1998. The use of cash is due to increased accounts receivable and increases in other working capital requirements. For the corresponding period of 1997, cash provided by operations was $2.0 million, principally due to increases in accrued expenses and other liabilities.

     Net cash used in investing activities during the nine months ended September 30, 1998 was $36.6 million. Included in cash used for investing activities was $34.3 million (net of cash acquired) paid in connection with the 1998 Acquisitions and $2.3 million used for capital expenditures for furniture, fixtures and equipment. The Company will continue to make capital expenditures throughout 1998 on information technology systems and equipment.

     Net cash provided by financing activities was $40.9 million in the nine months ended September 30, 1998. Upon completion of its IPO, the Company raised $20.2 million net of expenses paid. The Company used approximately $11.1 million to immediately repay its then current borrowings under its Credit Facility. The Company subsequently borrowed approximately $31.0 million which was used to consummate certain acquisitions (including the acquisition of Staffing Edge in August 1998) and for working capital requirements. Additionally, during the nine months ended September 30, 1998, the Company used $545,000 for shareholder distributions related to certain pre-IPO S corporation tax liabilities.

     The existing Credit Facility bears interest, at the election of the Company, at either: (A) the greater of (i) the prime rate or (ii) the federal funds rate plus 0.50%, plus in the case of either a prime rate or federal funds rate a margin of up to 0.50% based upon the Company's leverage ratio; or (B) at LIBOR plus a margin which ranges from 1.00% to 2.00% based upon the Company's leverage ratio. Borrowings and other amounts due under the Credit Facility are collateralized by all of the assets of the Company and its subsidiaries, including a pledge of all of the stock of the Company's direct and indirect subsidiaries. In addition, all borrowings and other amounts under the Credit Facility are guaranteed by each of the Company's direct and indirect subsidiaries.

     The Credit Facility contains various financial and non-financial covenants. The financial covenants include requirements relating to the Company's consolidated leverage ratio, fixed charge coverage ratio, capitalization ratio and current ratio. Other covenants include, without limitation, restrictions against the Company and its subsidiaries from incurring debt, creating liens, transferring or selling assets, making investments, making acquisitions and merging. In addition, there is a prohibition against the payment of dividends on account of the Company's capital stock.

     Principally as a result of the August 1998 acquisition of Staffing Edge, at September 30, 1998 the outstanding balance under the Company's $40.0 million Credit Facility was approximately $34.0 million. The amount available under the Credit Facility will be reduced to $25.0 million on January 1, 1999. Accordingly, at September 30, 1998, $9.0 million of the borrowings have been classified as a current liability. The Company anticipates, as a result of its operating results and borrowing capacity, that it will be able to refinance or replace the existing Credit Facility with a larger borrowing facility. In the event that the Company is unable to repay the amount necessary to reduce the obligations under the Credit Facility to $25 million by January 1, 1999, the Company will attempt to negotiate with the lenders for a modification of the Credit Facility. Additionally, the Company believes that the funds currently available on hand, funds to be provided by operations, funds available under the existing Credit Facility and, after January 1, 1999, funds available under the replaced, refinanced or renegotiated borrowing facility will be sufficient to meet the Company's anticipated needs for working capital for the next twelve months. There can be no assurance, however, that the Company will be able to replace, refinance or renegotiate its Credit Facility. The Company's plan to replace, refinance or renegotiate its Credit Facility and its estimate of the time that funds will be sufficient to meet the Company's working capital needs is a forward-looking statement that is subject to risks and uncertainties. Actual results and working capital needs could differ materially from those estimated due to a number of factors, including the use of funds to fund acquisitions. In addition, future acquisitions may require additional debt and equity financing.

Year 2000 Computer Issues
-------------------------

     Introduction. The Year 2000 issue refers to the problems resulting from many existing computer software programs and operating systems that use only two digits rather than four to define the applicable year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

     The Company's State of Readiness. The Company's key financial, informational and operational systems are being assessed and detailed plans are being developed to address system modifications required by March 1999. These systems include information technology systems ("IT"). The Company has assessed its major IT vendors and technology providers and is in the process of testing its systems to determine Year 2000 compliance. In addition, the Company is in the process of assessing its non-IT systems that utilize embedded technology such as microcontrollers and reviewing them for Year 2000 compliance.

     To operate it's business, the Company relies upon government agencies, utility companies, providers of telecommunication services, suppliers, and other third party service providers ("Primary Service Providers"), over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these Primary Service Providers to fix their Year 2000 issues to the extent they affect the Company. If the telecommunications carriers, public utilities and other Primary Service Providers do not appropriately rectify their Year 2000 issues, the Company's ability to conduct its core business may be materially impacted, which could result in a material adverse effect on the Company's financial condition. In addition, the Company's customers may experience Year 2000 issues that could have a material adverse affect on their business and their need for the Company's services, which in turn could have a material adverse affect on the Company.

     The Company has begun an assessment of all Primary Service Providers to determine risk and assist in the development of contingency plans. This effort is to be completed by March 1, 1999. In particular, the Company uses various software packages in conducting and accounting for its temporary staffing, permanent placement and general accounting operations. These packages, among other things, track and accumulate temporary staff time and client billings, process staff payroll, and produce financial statements and other financial data. The Company uses software packages and hardware in certain locations that may not be Year 2000 compliant. The Company has the option either to purchase new Year 2000 compliant software from outside vendors or implement existing in-house Year 2000 compliant software, or to combine both approaches.

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

     Costs to Address the Company's Year 2000 Issues. The Company expenses costs associated with Year 2000 system changes as the costs are incurred except for system change costs that the Company would otherwise capitalize. To date, the Company has incurred costs of approximately $500,000 in connection with its Year 2000 compliance plan ("Year 2000 Plan") and estimates it will spend an additional $500,000 to complete its Year 2000 Plan. The financial impact of these expenses has not been material, and the Company does not expect future redemption costs to be material to the Company's consolidated financial position or results of operations. However, the Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by the parties with which it deals, such as Primary Service Providers and customers, and there can be no assurance that the Company will successfully address the Year 2000 problems present in its own systems.

     Risks Presented by Year 2000 Problems. The Company has recently begun the system integration testing phase of its Year 2000 Plan. However, until system integration testing is substantially in process the Company cannot fully assess the risks of its Year 2000 issue. As a result of system integration testing, the Company may identify areas of its business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the status currently in the implementation of the Company's Year 2000 Plan, and should not be construed to mean that there is no area of the Company's business which is at risk of a Year 2000 related disruption. As noted above, many of the Company's business critical Primary Service Providers and customers may not appropriately address their Year 2000 issues, the result of which could have a material adverse affect on the Company's financial condition and results of operations.

     The Company's Contingency Plans. The Company's Year 2000 Plan calls for the development of contingency plans for areas of the business that are susceptible to a substantive risk of a disruption resulting from a Year 2000 related event. Because the Company has only recently begun system integration testing, and accordingly has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. The Company does, however, maintain contingency plans, outside of the scope of the Year 2000 issue, designed to address various other business interruptions. The Company is prepared for the possibility that system integration testing may hereafter identify certain areas of business at risk. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans for such areas of business as and if such determinations are made.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                                     PART II
                                OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities during the Quarter Ended September 30, 1998

     The Company entered into that certain Agreement and Plan of Merger dated as of July 1, 1998 by and among the Company, Acsys NY, Inc., KPD Systems, Inc. and Howard Sapolsky, the sole shareholder of KPD Systems, Inc. Pursuant to such agreement, a wholly-owned subsidiary of the Company merged with and into KPD, and the Company issued a total of 77,504 shares of Common Stock to Mr. Sapolsky.

     The Company entered into that certain Agreement and Plan of Merger dated as of August 3, 1998, by and among the Company, SE Merger Subsidiary, Inc., Staffing Edge, Inc. and certain shareholders of Staffing Edge, Inc. Pursuant to such agreement, Staffing Edge shareholders received an aggregate of $22,510,000 in cash, and 81,766 shares of the Company's common stock plus a contingent earnout based upon the future performance of Staffing Edge, Inc. which could aggregate up to $7,500,000. In addition, the Company assumed and subsequently paid outstanding debt in the amount of $7,040,000 owed by Staffing Edge, Inc. to certain of its creditors.

     The issuance of securities described above was made in reliance on one or more of the exemptions from registration under the Securities Act of 1933, as amended, including those provided for by Section 4(2) and Regulation D thereunder. The recipients of the securities in the above transactions represented their intentions to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. The recipients of these securities had adequate access, through their relationship with the Company, to information about the Company.


Use of Proceeds from the Company's Initial Public Offering in February 1998

     On February 5, 1998, the Company's registration statement on Form S-1 (Commission File No. 333-38465) for the Company's initial public offering (the "IPO") of its Common Stock, no par value, became effective. From February 5, 1998 through September 30, 1998, the Company incurred and paid underwriting discounts of $1.7 million and other offering expenses of $2.3 million, resulting in total expenses of $4.0 million.

     The only payments to a director, officer, owner of 10% or more of the Common Stock, or affiliate arising out of the IPO were to a company that is wholly-owned by David C. Cooper, the Company's Chairman of the Board, and which totaled $71,962 and were for the costs associated with the Company's use during the IPO of an aircraft owned by that company.

     The net proceeds to the Company from the IPO after payment of the above expenses was $20.2 million. The Company used $11.8 million to reduce debt, $4.5 million for business acquisitions, $1.5 for fixed asset purchases and $2.4 million for working capital and general corporate purposes.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     (a) Exhibits.


Exhibit
Number                             Description
------                             -----------

 10.1 Registration Rights Joinder Agreement dated July 1, 1998 by and among the Company and Howard Sapolsky.

 10.2 Registration Rights Joinder Agreement dated August 3, 1998 by and among the Company and certain holders of capital stock of the Company.

 10.3 Amendment No. 2 to Credit Amendment dated August 3, 1998 by and among the Company, NationsBank, National Association as Lender and NationsBank, National Association as Agent for the Lenders.

 10.4 Employment Agreement between the Company and Brady W. Mullinax, Jr., dated as of August 21, 1998.

 10.5 Non-qualified Stock Option Agreement between the Company and Brady W. Mullinax, Jr., dated as of August 21, 1998.

 10.6 Incentive Stock Option Agreement between the Company and Brady W. Mullinax, Jr., dated as of August 21, 1998.

 27     Financial Data Schedule.

     (b) Reports on Form 8-K

         On July 7, 1998 the Company filed a current report on Form 8-K dated July 1, 1998. The Form 8-K reported under Item 5, Other Events, that the Company acquired by merger all of the equity interests in KPD Systems, Inc.

         On August 5, 1998 the Company filed an amended Form 8-K providing the financial statements required as a result of the Company's acquisition of ICON in a stock-for-stock transaction which was initially filed April 9, 1998 and dated March 31, 1998.

         On August 19, 1998, the Company filed a current report on Form 8-K dated August 4, 1998. The Form 8-K reported under Item 2, Acquisition or Disposition of Assets, that the Company acquired all of the equity interests in Staffing Edge, Inc. in accordance with an Agreement and Plan of Merger dated August 3, 1998. The Company filed an amended Form 8-K/A providing the required financial statements on October 19, 1998.

                                   Acsys, Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Acsys, Inc.
                              ------------------------------------------------
                                             (registrant)


 Date: November 16,  1998               /s/ Brady Mullinax, Jr.
       ------------------     ------------------------------------------------
                                          Brady Mullinax, Jr.
                                        Chief Financial Officer
                               (the registrant's principal financial and
                                 chief accounting officer, who is duly
                                    authorized to sign this report)

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
------                                   -----------

 10.1 Registration Rights Joinder Agreement dated July 1, 1998 by and among the Company and Howard Sapolsky.

 10.2 Registration Rights Joinder Agreement dated August 3, 1998 by and among the Company and certain holders of capital stock of the Company.

 10.3 Amendment No. 2 to Credit Amendment dated August 3, 1998 by and among the Company, NationsBank, National Association as Lender and NationsBank, National Association as Agent for the Lenders.

 10.4 Employment Agreement between the Company and Brady W. Mullinax, Jr., dated as of August 21, 1998.

 10.5 Non-qualified Stock Option Agreement between the Company and Brady W. Mullinax, Jr., dated as of August 21, 1998.

 10.6 Incentive Stock Option Agreement between the Company and Brady W. Mullinax, Jr., dated as of August 21, 1998.

   27   Financial Data Schedule.