Form 10-K405
period 1998-12-31
ACSYS INC
filed 1999-03-30
CIK 1047113

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________ to _________.

                        Commission file number 000-23711

                                  Acsys, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

         Georgia                                       58-2299173
(State or Other Jurisdiction                        (I.R.S. Employer
 of Incorporation or Organization)                 Identification No.)

              75 14th Street, Suite 2200, Atlanta, Georgia 30309
                    (Address of Principal Executive Offices)

                                  404-817-9440
              (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

Title of Each Class                    Name of Each Exchange on Which Registered
      N/A                                                 N/A
          Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, No Par Value Per Share
                                (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 12, 1999, as reported by the Nasdaq Stock Market, was approximately $27,718,119.*

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 1999, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10 13 of this Form 10-K. As of March 12, 1999, the number of shares outstanding of the registrant's Common Stock was 14,466,023.


*Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's Common Stock are considered to be affiliates.

                               Index of Form 10-K


Part I                                                                                                     Page
Item 1.       Business..................................................................................       3
Item 2.       Properties................................................................................       8
Item 3.       Legal Proceedings.........................................................................       8
Item 4.       Submission of Matters to a Vote of Security Holders.......................................       8

Part II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.....................       9
Item 6.       Selected Financial Data...................................................................      11
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.....      13
Item 7A       Quantitative and Qualitative Disclosures About Market Risk................................      19
Item 8.       Financial Statements and Supplementary Data...............................................      19
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures  ...      19

Part III
Item 10.      Directors and Executive Officers of the Registrant  ......................................      20
Item 11.      Executive Compensation  ..................................................................      20
Item 12.      Security Ownership of Certain Beneficial Owners and Management  ..........................      20
Item 13.      Certain Relationships and Related Transactions  ..........................................      20

Part IV
Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K  .........................      21

Signatures  ............................................................................................      25

                                     PART I

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe," "intend," and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the Securities and Exchange Commission, including the "Risk Factors" section of the prospectus included in our Registration Statement on Form S-1 (File number 333-67437), as declared effective by the Securities and Exchange Commission on December 1, 1998. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Disclosure Regarding Forward-Looking Statements."


ITEM 1.   BUSINESS.

General

Acsys, Inc. is one of the leading providers of specialty professional staffing services in the United States with 40 offices in major metropolitan markets across the country. Our vision is to be recognized by our clients, employees and competitors as the preeminent and most innovative provider of financial and information technology ("IT") human capital. Our clients come from many industries, including communications, consumer products, energy, financial services, healthcare, industrial, media, professional services, retail and technology.

Our clients are experiencing a rapidly changing environment as employers. These pervasive changes require our clients to have the flexibility to vary the number of employees to meet their changing business needs. Additionally, our clients are now outsourcing entire portions of their finance and information processing departments where historically such services were performed by permanent employees. These changes are resulting in the growing demand for temporary staffing services. Over 80% of our business is in finance and information technology temporary staffing services that address these changing needs of our clients. We are expanding this segment of our business by adding complementary services and by cross selling our existing services into new markets. We believe we are strategically positioned to help our clients profitably address the changes which are rapidly affecting their business.

Our Company's success comes from excelling in the finance and information technology niches which have shared some of the highest growth within the staffing industry. We excel in these niches by recruiting and retaining talented professionals with our training and education programs and with our attractive compensation and benefits programs. It is those professionals that drive our success by consistently exceeding our clients' expectations. We ensure that we achieve this high level of performance by recruiting the best professionals, and by implementing technology advances and improvements to make our professionals more effective. Our success also comes from rapidly integrating a collection of separate companies into one company with one culture
and one purpose.   By the end of 1999, Acsys will operate under one national
brand with a national marketing focus.

We were formed as a Georgia corporation in March 1997 and since then have acquired 11 accounting and finance and IT specialty professional staffing businesses. In February 1998, we completed our IPO of

2,842,000 shares of Common Stock at $8.50 per share, raising approximately $20.1 million after deducting underwriting discounts and offering expenses.


The Staffing Industry

The staffing industry generally consists of companies which provide four basic services to clients: temporary staffing, placement and search, professional employer organization services and outplacement. Based on information from the Staffing Industry Report, a leading staffing industry publication, staffing industry revenues increased from approximately $35.5 billion in 1992 to approximately $87.9 billion in 1997, representing a compound annual growth rate of 18%. According to industry sources, in 1997 the staffing industry employed approximately 5.5 million people per day. While the industry has undergone consolidation in the last few years, it remains fragmented with over 9,300 temporary staffing firms and over 3,400 placement and search firms. Within the overall staffing industry, the placement and search sector had 1997 revenues of $10.9 billion and grew from 1992 revenues of $4.0 billion also representing a compound annual growth rate of 20%.

Acsys' temporary staffing services are focused on the accounting and finance portion of the specialty professional segment, which according to the Staffing Industry Report, had 1997 revenues of $6.3 billion, representing 12% of the $54.5 billion temporary staffing sector. The Staffing Industry Report recently estimated that the specialty professional segment grew by 25% in 1998. In addition to accounting and finance, the specialty professional segment, as defined by the Staffing Industry Report, includes legal, laboratory and other professional staffing services (excluding IT and technical services). The temporary specialty professional staffing segment is one of the fastest growing segments of the temporary staffing sector, with profit margins greater than those of the traditional clerical and light industrial temporary staffing business. According to the Staffing Industry Report, the IT/technical segment of the temporary staffing sector had 1997 revenues of $14.8 billion, representing 27% of the temporary staffing sector. This segment includes IT services such as consulting systems, network integration and support, and IT supplemental staffing.

A significant part of the IT segment of our business is the implementation of Enterprise Resource Planning ("ERP") software particularly SAPTM, PeopleSoftTM and J.D. EdwardsTM ERP software. ERP software helps companies better manage their business by redesigning their business processes in such areas as product development, service delivery, manufacturing, human resources, finance and accounting. Although these services may be offered by ERP software developers, in many cases ERP implementation and systems integration services are provided by third party service providers, such as Acsys.

Temporary staffing has become widely accepted as a valuable tool for managing personnel costs and for meeting specialized or fluctuating employment requirements. Businesses are experiencing a rapidly changing environment and must be flexible to vary the number of employees to meet their needs. Temporary staffing companies offer a means of dealing with these changes. In addition, employees increasingly look to temporary assignments as a way to build experience, make contacts, and receive training and valuable exposure to a variety of work settings, as well as a means to gain full-time employment.

The placement and search sector of the staffing industry had 1997 revenues of $10.9 billion, representing 10% of the staffing industry. This sector was expected to grow 19% in 1998, according to the Staffing Industry Report. Personnel placed by companies in this sector cover a wide range of industries and a variety of position levels. Placement and search firms fulfill their clients' needs by identifying, evaluating and recommending qualified candidates for positions. Placement and search firms are generally characterized as either retained search or contingency placement, depending upon how their fees are determined. Retained search firms receive a retainer at the outset of an assignment, while contingency firms, such as Acsys, receive compensation upon successful completion of a search and placement of a recommended candidate. Contingency firms typically fill mid-level positions for a fee equal to a percentage of the candidates' first year annual salary.

We believe that companies have become increasingly reliant on placement and search firms for a number of reasons. The continued strength and growth of the economy has reduced the pool of available specialty professionals and increased the difficulty of finding talented candidates. Professional employee turnover has increased as more employees spend their careers with a number of different organizations in various locations.

Many companies are outsourcing anciliary activities, such as recruiting, to reduce costs and increase efficiencies. A permanent placement firm may also serve in a consultative role to the client by providing objective feedback on candidates and advice regarding the appropriate qualifications and compensation for a particular position.

In summary, we believe that a number of factors may increase demand for specialty professional temporary staffing and permanent placement services. These factors include:

  .  Use of temporary employees to fill higher-skilled positions.
  .  Employers' difficulty in locating qualified employees.
  . Desire of employers to utilize candidates with the latest training and current skill sets demanded in the increasingly technology-reliant business environment.
  . Trend to outsource non-core functions to reduce costs and increase efficiencies.
  . Employment candidates' attraction to industry-focused specialty service providers.
  . Employment candidates seeking more flexibility and opportunities to gain experience in a variety of work settings.


Operating Strategy

The key elements of Acsys' operating strategy are as follows:

Focus on Specialty Professional Markets.   We focus primarily on temporary
staffing positions that require specialized skills such as accounting and finance and ERP software implementation (particularly the ERP software developed by SAP(TM)). We believe that our years of experience, reputation for client service and the industry expertise of our staffing professionals give us a competitive advantage. For example, many of our staffing professionals in the accounting and finance sector are certified public accountants. We believe that these specialized characteristics also provide an opportunity for Acsys to generate higher margins than those of traditional clerical and light industrial staffing companies.

Establish and Leverage National Brand.   Our operating offices will all operate
under the Acsys brand name. We are supporting this name change with national advertising and support programs. We believe that we can develop brand equity through our leadership as a specialty professional staffing firm, thus enabling us to increase market share and achieve marketing efficiencies and greater operating leverage.

Emphasize Client Relationships.   We believe that client relationships and the
staffing professionals who develop and maintain those relationships are our most important assets. We are seeing increasing changes in our clients' businesses and with these changes their temporary staffing needs, and we are meeting those needs by providing trained professionals who understand the businesses they service. Moreover, we believe that the central function of management, including our senior executive team, is to support the professionals who directly interact with the client. We have built common infrastructure and systems to help our professionals meet those needs.

Company Integration. We began as individual companies operating independent of each other. Our operating offices are still responsible for growing their businesses in their individual markets. However, we have consolidated senior management responsibility and integrated the majority of our back office and front office support systems.

Growth Strategy

Acsys' goal is to build a national specialty professional staffing business with offices in major United States metropolitan markets. The key elements of its growth strategy in order of relative importance are as follows:

Temporary Staffing Services. We intend to build our temporary staffing business by responding to the demands of our clients. Our strategy in meeting these needs is to add complementary services such as permanent placement, and cross selling our existing services into new markets.

Enhance and Expand Existing Offices. We plan to expand our current offices by building on existing client relationships through cross selling of services, pursuing new clients and by replicating successful marketing sales and business techniques on an national level. We rely on our operating office managers to drive this internal growth and to determine which sales, marketing and business techniques are most appropriate for their respective local markets.

Introduce New Services.   We plan to develop new specialty professional staffing
services internally by leveraging our existing expertise and reputation in specialty professional staffing services, particularly in markets where our clients have solicited us for those new services. Examples of our internal development of new service offerings include the addition of IT staffing services in several offices, with plans to offer IT services in other offices, and the development of Acsys Business Consulting, a program that focuses on staffing higher-end positions on an interim basis. We may also acquire specialty staffing services firms with new or expanded services and market those services through our existing offices.

Pursue Strategic Acquisitions.   We intend to acquire accounting and finance and
IT staffing and permanent placement businesses and other specialty professional staffing businesses. We seek acquisition candidates with characteristics such as attractive geographic market locations, strong market shares, recognized local brand names and new or expanded specialties that we can add to our existing services. We also focus on acquisition targets that have strong management teams and complementary cultures. To accomplish acquisitions, we plan to use equity, debt, available cash and combinations of all three as consideration.

Open New Offices.   We plan to continue to grow our business by opening new
offices. We will open two types of new offices, spin-offs from existing offices and "de novo" offices. A spin-off office is opened in an existing geographic market by breaking a branch office in two. Such an office provides greater geographic coverage and increased market penetration at a low marginal cost. De novo offices represent an initial presence in new geographic markets.

Services

Acsys currently offers the following services:

Accounting and Finance Temporary Staffing.   We provide temporary staffing
services to clients in a variety of industries, such as telecommunications, health care, banking, manufacturing and government. Our temporary staffing clients are Fortune 1000 companies, middle market companies, governmental agencies and nonprofit organizations. Some of our temporary employees may decide to accept an offer of permanent employment from the client and thereby "convert" the temporary position to a permanent position. Accounting and finance staffing, including other staffing services, represented 47.1%, 52.4% and 34.8% of total revenues for the years ended December 31, 1998, 1997, and 1996, respectively.

Information Technology. We are a full service IT solutions provider. We offer consultants and placement services through a network of highly qualified IT professionals. We believe that to achieve growth in the IT sector we should focus on specific niches. A major portion of our IT business is our ERP implementation consulting services. We are a SAP(TM) National Implementation Partner and provide staff augmentation for the implementation of PeopleSoftTM and J.D. Edwards(R) software. Information technology staffing services represented 32.3%, 24.5% and 17.3% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

Accounting and Finance Permanent Placement.   We are in the permanent placement
business primarily because it complements our temporary staffing services, and is an important driver in the growth of our temporary staffing business. Our permanent placement business specializes in placing mid-level accounting, financial, tax and banking personnel in permanent positions with a diverse mix of companies ranging from small businesses and nonprofit organizations to Fortune 1000 companies. Substantially all of our permanent placement business is on a contingency basis; we are not compensated for a permanent placement assignment unless the candidate we recommend is hired by a client. Fees for successful permanent placements are paid by the employer and are generally equal to a percentage of the candidate's first-year annual compensation. Generally, if a candidate placed by Acsys is terminated or resigns during a specified guaranty period (typically 90-180 days), we either fill the position without further charge or provide a prorated refund. Accounting and finance permanent placements represented 20.6%, 23.2% and 21.5% of total revenues for the years ended December 1998, 1997 and 1996, respectively.

Other Staffing Services.   Our corporate staffing services place temporary
office and administrative personnel, ranging from executive assistants to office managers. These services are included under temporary staffing service revenues in the consolidated financial statements included in this report.


Acquisitions

One element of our growth strategy is to acquire accounting, finance, information technology and other specialty professional staffing businesses. To accomplish acquisitions, we plan to use equity, debt, available cash and combinations of all three as consideration. We believe that we have a strategic advantage in competing for acquisitions as a result of: (i) our focus on the specialty professional staffing segment of the staffing industry; (ii) the personal relationships of our key executives with managers and owners of other professional staffing firms; (iii) our merger and acquisition execution capabilities; and (iv) our greater visibility and resources as a public company.

There can be no assurance that we will be able to successfully identify suitable acquisition candidates, complete acquisitions or integrate acquired businesses into our operations. Once integrated, acquired companies may not achieve levels of revenues, profitability or productivity comparable to those of our existing locations or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business, some or all of which could have a material adverse effect on our business, operations or financial condition. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Disclosure Regarding Forward-Looking Statements."


Industry Segments

We adopted Statement of Financial Accounting Standards No 131, "Disclosure about Segments of an Enterprise and Related Information." See Note 12 of our attached Consolidated Financial Statements for information regarding the segments of our business.


Employees

We have 575 full-time internal staff employees as of February 28, 1999. In addition to our internal staff employees, temporary professionals placed by us are our employees while they are working on assignments. Neither our internal staff nor our temporary employees are represented by a collective bargaining agreement. Hourly wages for our temporary employees are determined according to market conditions. We pay mandated costs of employment, including the employer's share of Social Security and Medicare taxes (FICA), federal and state unemployment taxes, unemployment compensation insurance and workers' compensation insurance. We offer access to various insurance programs and benefits to our temporary employees. We believe our employee relations are satisfactory.


Competition

The staffing industry is highly competitive, with limited barriers to entry. We believe that availability and quality of employment candidates, reliability of service and price of services are the most significant competitive factors in the specialty professional staffing sector. We believe we derive a competitive advantage from our extensive experience with and commitment to the specialty professional staffing market, our strong local market presence and reputation, and our various marketing activities. A number of firms offer services similar to ours on a national, regional and local basis. We compete for our clients, candidates and acquisitions with many local and regional companies and also face competition from a number of international and national specialty professional staffing companies including Robert Half International, Inc., Romac International, Inc., Accountants, Inc. and Accountants on Call, as well as professional staffing divisions of larger general staffing firms, such as Interim Services, Inc., Norrell, Inc. and Olsten Corporation. These firms currently have materially greater financial and operating resources than Acsys.

Service Marks and Tradenames

We currently operate under various tradenames and service marks, the most significant of which are Acsys, Staffing Edge and several variations of Don Richard Associates. Consistent with our strategy of establishing a nationwide brand presence, we plan to conduct all of our business under the Acsys brand in the near future.


ITEM 2.   PROPERTIES.

We own no real property. We lease all of our offices. We believe our facilities are adequate for our needs and do not anticipate any material difficulties in replacing such facilities or securing facilities for new offices.


ITEM 3.   LEGAL PROCEEDINGS.

From time to time we are or may be in the future, involved in litigation incidental to our business including employment practice claims assessed by individuals or governmental agencies. There is currently no litigation which management believes is material.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted in the fourth quarter of 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS.


Market Information and Holders of Record

Our Common Stock began trading on the Nasdaq Stock Market's National Market on February 6, 1998 under the symbol "ACSY." Before that date, there was no established public trading market for the Common Stock. On March 11, 1999 there were 54 holders of record of our Common Stock.

Price Range of Common Stock

The following table sets forth, for the period indicated, the high and low sales prices of the Common Stock.

Period                                                 High               Low
                                                  -------------     -------------
First Quarter (from February 6, 1998).............      $16.500           $11.063
Second Quarter....................................       20.500            13.000
Third  Quarter....................................       13.750             6.250
Fourth Quarter....................................        9.750             2.969


Dividends

We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future because we intends to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors deems relevant. Our credit facility currently prohibits the payment of dividends without the lender's consent.

We were an S-corporation from our inception through February 5, 1998, the date of our IPO, except for ICON Search and Consulting, Inc. ("ICON"), which was a C-corporation. As explained in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," in 1998 we distributed to our shareholders the approximate amount that they needed to fund the payment of federal and state income taxes payable on our taxable income during that period.

Recent Sales of Unregistered Securities

Acsys sold no securities which were not registered under the Securities Act of 1933, as amended, during 1998, except for the following:

(i) Acsys entered into an employment agreement dated March 10, 1997 with Timothy Mann, Jr., Acsys' Chief Executive Officer, pursuant to which Acsys granted Mr. Mann options to acquire an aggregate of 248,555 shares of Common Stock (135,198 granted on May 19, 1997 and 113,357 granted on February 5, 1998, the effective date of Acsys' initial public offering). Acsys also entered into any employment agreement dated September 3, 1997 with Lester E. Gallagher, III, then Acsys' Chief Financial Officer, pursuant to which Acsys granted to Mr. Gallagher options to acquire 66,229 shares of Common Stock on February 5, 1998, the effective date of Acsys' initial public offering.

(ii) Acsys entered into that certain Agreement and Plan of Merger dated as of March 31, 1998 by and among Acsys, Dramondi, Inc., TGS Resource Group, Inc. (doing business as Don Richard Associates of Richmond) ("TGS") the shareholders of TGS. Pursuant to such agreement, Acsys issued a total of 66,731 shares of Common Stock to the TGS shareholders.

(iii) Acsys entered into that certain Agreement and Plan of Merger dated as of March 31, 1998 by and among Acsys, ICON Merger Subsidiary, Inc., ICON, and the shareholders of ICON named therein. Pursuant to such an agreement, a wholly-owned subsidiary of Acsys merged with and into ICON. Also pursuant to such agreement, Acsys issued a total of 2,820,360 shares of Commons Stock to Icon Shareholders. Others received options to purchase shares of Acsys Common Stock in exchange for ICON options.

(iv) Acsys entered into that certain Agreement and Plan of Merger dated as of July 1, 1998 by and among Acsys, Acsys NY, Inc., KPD Systems, Inc. ("KPD") and Howard Sapolsky, the sole shareholder of KPD. Pursuant to such Acsys issued a total of 77,504 shares of Common Stock to Mr. Sapolsky.

(v) Acsys entered into that certain Agreement and Plan of Merger dated as of August 3, 1998, by and among Acsys, SE Merger Subsidiary, Inc., Staffing Edge, Inc. ("Staffing Edge") and certain shareholders of Staffing Edge. Pursuant to such agreement, Staffing Edge shareholders received as partial consideration 81,766 shares of Acsys' common.


The issuance of securities described above was made in reliance on one or more of the exemptions from registration under the Securities Act of 1933, as amended, including those provided by Section 4(2), and Regulation D and Rule 701 thereunder.

ITEM 6.   SELECTED FINANCIAL DATA.

All of the financial data set forth below have been restated to give effect to the acquisitions of Infinity Enterprises, Inc.; David C. Cooper & Associates, Inc.; DCAA Professional Temporaries, Inc.; EKT, Inc., Cama of Tampa, Inc.; Rylan Forbes Consulting Group, Inc.; Acsys Resources, Inc.; and Icon Search and Consulting, Inc. ("ICON"), which have been accounted for under the pooling of interests method of accounting (the "Pooling Acquisitions"). Additionally, the financial data set forth above includes results of operations of Infinity Enterprises, Inc., ICON and Cama of Tampa, Inc. from March 1, 1994, September 12, 1994, and January 1, 1996, respectively, the dates of their formation. The acquisitions of C.P.A. Staffing, Inc.; C.P.A. Search, Inc.; Career Placement Associates (together "CPA Staffing") in August 1997; TGS in March 1998; KPD in July 1998; and Staffing Edge in August 1998 have been accounted for under the purchase method of accounting and are included in the historical statements of operations from their respective dates of acquisition (the "Purchase Acquisitions"). The entities acquired in the Pooling Acquisitions and the Purchase Acquisitions are collectively referred to as the "Acquired Companies." Prior to becoming a publicly traded company in February, 1998, we were an S-corporation, except for ICON which was a C-corporation; accordingly, certain financial data may not be comparable to or indicative of our post-IPO results. The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The balance sheet data as of December 31, 1998, 1997, 1996 and 1995 and the Statements of Operations Data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 were derived from the Consolidated Financial Statements and Notes thereto that have been audited by Arthur Andersen LLP, independent public accountants. The balance sheet data as of December 31, 1994 has been derived from our unaudited financial statements which, in the opinion of management, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the selected financial data shown. The financial data shown below should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                   Year Ended December 31,
                                                                ------------------------------------------------------------
                                                                     1998         1997        1996        1995        1994
                                                                ------------------------------------------------------------
                                                                           (In thousands, except per share data)
Statements of Operations Data:
Service revenues:
  Temporary staffing  .........................................    $103,067      $60,057     $44,556     $28,215     $21,153
  Permanent placement  ........................................      26,831       18,071      12,186       8,269       6,258
                                                                ------------------------------------------------------------
   Total service revenues  ....................................     129,898       78,128      56,742      36,484      27,411
Direct cost of services  ......................................      72,170       42,583      30,616      18,284      14,036
                                                                ------------------------------------------------------------
   Gross profit  ..............................................      57,728       35,545      26,126      18,200      13,375
Selling, general and administrative expenses  .................      48,260       29,979      20,769      13,893      10,231
Combination expenses  .........................................       1,730        1,797          --          --          --
Amortization and depreciation  ................................       1,658          715         693         682         547
Severance and franchise termination costs  ....................         650          682         567         166         561
                                                                ------------------------------------------------------------
   Operating income  ..........................................       5,430        2,372       4,097       3,459       2,036
Other expense, net  ...........................................       1,129          788         811         865         853
                                                                ------------------------------------------------------------
Income before income taxes  ...................................       4,301        1,584       3,286       2,594       1,183
Income taxes (1)  .............................................       5,527          438         419         133          --
Net income (loss)  ............................................    $ (1,226)     $ 1,146     $ 2,867     $ 2,461     $ 1,183
                                                                ============================================================
Basic and diluted net income (loss) per share  ................      $(0.09)       $0.02       $0.27       $0.24       $0.12
                                                                ============================================================
Shares used in computing basic net income (loss) per share.....      14,016       10,440       9,972      10,094      10,094
                                                                ============================================================
Shares used in computing diluted net income (loss) per share...      14,016       10,544       9,972      10,094      10,094
                                                                ============================================================

                                                                                       December 31,
                                                     ------------------------------------------------------------------------------
                                                           1998             1997            1996           1995            1994
                                                     --------------   --------------   ------------   ------------   --------------
                                                                                      (In thousands)
Balance Sheet Data:
Working capital  .......................................    $15,366          $ 4,921        $ 4,309        $ 2,216          $ 1,486
Total assets    ........................................     86,363           33,352         18,167         14,503           12,787
Long-term debt, including current maturities  ..........     38,320           11,754          8,847          8,905            9,925
Redeemable common stock  ...............................         --            1,220            288             --               --
Shareholders' equity  ..................................     33,703           10,801          4,175          2,670              927

(1) Prior to the IPO, we operated as an S-corporation for income tax purposes, except for ICON which was a C-corporation. Accordingly, income tax expense prior to the IPO resulted from the operating earnings of ICON. In connection with the IPO, we terminated our S-corporation status and recorded a charge to income tax expense of approximately $3,000,000 in 1998 representing the tax effect of differences in the bases of assets and liabilities for financial reporting and income tax purposes. See Note 3 of Notes to Consolidated Financial Statements for information concerning the computation of the income taxes. Also, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following discussion should be read in conjunction with the Selected Financial Data (Item 6) and the Consolidated Financial Statements including the related footnotes thereto and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Results of operations and the percentage relationships among any amounts included in the results of operations, and any trends which might appear to be inferable therefrom, should not be taken as being necessarily indicative of trends or in operations or the results of operations for any future period.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Introduction

Acsys is one of the leading specialty professional staffing and permanent placement firms in the United States. We operate 40 offices serving major metropolitan markets across the United States, with a more significant presence in the Eastern and Midwestern United States. We were formed in March 1997 and since our formation have acquired 11 businesses.

Each of our acquisitions, other than the Purchase Acquisitions, was accounted for as a pooling of interests. Our financial statements include the results of operations of the Purchase Acquisitions from their acquisition dates forward. The results of operations of C.P.A. Staffing, TGS, KPD and Staffing Edge are included beginning August 12, 1997, March 31, 1998, July 1, 1998 and August 4, 1998 (their respective dates of acquisition). As a result, combined results may not be comparable to or indicative of future performance. Our revenues and expenses may be significantly affected by the number and timing of the acquisition of additional businesses, the opening of additional offices or the introduction of new services. The timing of such expansion activities may also affect period-to-period comparisons.

Results of Operations

The following table sets forth the consolidated statements of operations for the indicated periods.

                                                                For the Year Ended December 31,
                                                     ---------------------------------------------------
                                                            1998              1997              1996
                                                     ---------------    ---------------   --------------
Service revenues:                                                       (In thousands)
  Temporary staffing  ...............................       $103,067            $60,057          $44,556
  Permanent placement  ..............................         26,831             18,071           12,186
                                                     ---------------    ---------------   --------------
     Total service revenues  ........................        129,898             78,128           56,742
Direct cost of services  ............................         72,170             42,583           30,616
                                                     ---------------    ---------------   --------------
     Gross profit  ..................................         57,728             35,545           26,126
Selling, general and administrative expenses  .......         48,260             29,979           20,769
Combination expenses  ...............................          1,730              1,797               --
Amortization and depreciation  ......................          1,658                715              693
Severance and franchise termination costs  ..........            650                682              567
                                                     ---------------    ---------------   --------------
     Operating income  ..............................          5,430              2,372            4,097
Other expense, net  .................................          1,129                788              811
                                                     ---------------    ---------------   --------------
Income before income taxes  .........................          4,301              1,584            3,286
Income taxes.........................................          5,527                438              419
                                                     ---------------    ---------------   --------------
Net income (loss)....................................       $ (1,226)           $ 1,146          $ 2,867
                                                     ===============    ===============   ==============

Results for 1998 Compared to Results for 1997

Service Revenues. Total service revenues in 1998 increased $51.8 million, or 66.3%, to $129.9 million from $78.1 million in 1997. Temporary staffing service revenues, excluding IT contract service revenues, in 1998 increased $20.3 million, or 49.7%, to $61.2 million in 1998 as compared to $40.9 million in 1997. The increase in temporary staffing service revenues is primarily attributable to the increase in billing rates and the impact of the acquisitions of C.P.A. Staffing, TGS, KPD and Staffing Edge. IT contract service revenue increased $22.7 million, or 118.3% to $41.9 million in 1998 as compared to $19.2 million in 1997 due to the growth of our ERP implementation consulting services; particularly our SAP implementation services. Permanent placement service revenues in 1998 increased $8.7 million, or 48.5%, to $26.8 million from $18.1 million in 1997. Permanent placement service revenues increased primarily due to increases in the number of permanent placements, the increase in placement fees and the acquisitions completed in 1998 (the "1998 Acquisitions").

Gross Profit.   Gross profit increased $22.2 million, or 62.4%, to $57.7 million in 1998 from $35.5 million for 1997. Gross profit as a percentage of service revenues in 1998 decreased to 44.4% of revenues compared to 45.5% of revenues in 1997. The gross profit percentage decline resulted from the decrease in 1998 of the higher margin permanent placement revenues as a percentage of the total revenues and as a result of the growth in 1998 of the IT business which has higher billing rates but lower margins than the rest of our business.

Selling, General and Administrative Expenses.   Selling, general and
administrative ("SG&A") expenses increased $18.3 million, or 61.0%, to $48.3 million in 1998 from $30.0 million in 1997. As a percentage of revenues, SG&A expenses were 37.2% in 1998 compared with 38.4% in 1997. This decrease as a percentage of revenues is primarily attributable to the spreading of overhead costs over a substantially larger revenue base.

Combination Expenses.   Combination expenses in 1998 and 1997 were $1.7 million
and $1.8 million, respectively, reflecting transaction costs for the Pooling Acquisitions.

Amortization and Depreciation.   Amortization and depreciation for 1998
increased $943,000 from 1997. Amortization and depreciation in 1998 includes goodwill amortization as a result of the C.P.A. Staffing acquisition in August 1997 and the 1998 Acquisitions that were accounted for as purchase transactions. Depreciation expense also increased as a result of capital expenditures in 1997 and 1998.

Severance and Franchise Termination Costs.   We recorded a charge of $650,000 in
1998 consisting principally of severance obligations resulting from consolidating our corporate offices in Atlanta. In 1997, we recognized $512,000 of severance expense as a result of the termination of the employment of our former President. Additionally in 1997, we recognized $170,000 related to the termination of a franchise agreement by Cama of Tampa, Inc.

Other Expense, net.   Other expense, net consists principally of interest
expense. In 1998, we recorded interest expense of $1.3 million, consisting of interest on borrowings under our revolving credit facility and interest on non-compete and severance arrangements partially offset by interest income on short-term investments of $123,000. For 1997, we recorded other expense, net of $788,000 consisting principally of interest expense on our credit facility and other long-term debt. See "Liquidity and Capital Resources."

Income Tax Expense.   Prior to February 5, 1998, we were an S-corporation and
not subject to income taxes, except for ICON which was a C-corporation. In connection with the IPO and the termination of our S-corporation status, we recorded a deferred tax liability of approximately $3.0 million in 1998 to recognize income tax expense created by our change to a C-corporation, which primarily relates to a change from the cash to accrual method of accounting for income tax purposes. We are paying the deferred tax liability, which was created by this charge, over a four-year period. For 1997, the income tax provision relates exclusively to ICON, which as a C-corporation was subject to corporate income taxes.

Net Income (Loss).   We recognized a net loss and a net loss per share of $1.2
million and $0.09, respectively, in 1998 compared to net income and net income per share of $1.1 million and $0.02, respectively, for 1997. The calculation of the net income per share for 1997 reflects a reduction of $932,000 to net income available to common shareholders for the accretion on redeemable common shares.

Results for 1997 Compared to Results for 1996

Service Revenues.   Total service revenues increased $21.4 million, or 37.7%, to
$78.1 million in 1997 from $56.7 million in 1996. A total of $2.8 million of the increase is attributable to revenues from C.P.A. Staffing from its acquisition date on August 12, 1997. Temporary staffing service revenues increased $6.1 million, or 17.6%, to $40.9 million in 1997 from $34.8 million in 1996. Temporary staffing service revenues increased primarily as a result of the acquisition of CPA Staffing in August of 1997, increased billing rates, and increased revenues from offices opened in 1996 and 1995. IT contract service revenue increased $9.4 million, or 95.7% to $19.2 million in 1998 as compared to $9.8 million in 1997 due to the growth of ERP implementation consulting
services.   Permanent placement service revenues increased $5.9 million or
48.3%, to $18.1 million in 1997 from $12.2 million in 1996. Permanent placement service revenues increased primarily due to increases in permanent placements and in the number and productivity of consultants and in billings to existing clients.

Gross Profit.   Gross profit increased $9.4 million, or 36.1%, to $35.5 million in 1997 from $26.1 million in 1996. Gross profit as a percentage of service revenues decreased to 45.5% in 1997 from 46.0% in 1996. This decrease is primarily due to an increase in our IT business in 1997 as compared to 1996 which is at a lower gross margin percentage but at higher dollar amounts than the remainder of our business. This decrease in gross margin percentage was not offset by the increase in the percentage of service revenues derived from permanent placement services, which increased to 23.1% of total service revenues in 1997 from 21.5% in 1996. Permanent placement service revenues generate higher gross profits than temporary staffing service revenues because sales commissions and other costs associated with permanent placement services are included in SG&A expenses.

Selling, General and Administrative Expenses.   SG&A expenses increased $9.2
million, or 44.3%, to $30.0 million in 1997 from $20.8 million in 1996. Approximately $2.5 million of the increase was attributable to sales commissions associated with the increase in service revenues. An additional $2.2 million of the increase was the result of additional personnel costs. The 1997 results also reflect approximately $900,000 of C.P.A. Staffing-related selling, general and administrative expenses from its date of acquisition. In addition, we incurred expenses in 1997 in connection with the introduction of Acsys Business Consulting staffing services and IT temporary staffing services and with general integration-related expenses. As a result of the above factors, SG&A expenses as a percentage of revenues increased to 38.4% in 1997 from 36.6% in 1996.

Combination Expenses.   In 1997, we recognized expenses of $1.8 million for
legal, accounting and other expenses related to certain of the Pooling Acquisitions consummated in 1997.

Amortization and Depreciation. In 1996, we fully amortized a non-compete agreement. The favorable effect of the decrease in non-compete agreement amortization was offset in 1997 by an increase in amortization of goodwill associated with the acquisition of C.P.A. Staffing. In addition, depreciation increased due to an increase in capital expenditures in 1997.

Severance and Franchise Termination Costs.   In 1997, we recognized $512,000 of
expense as a result of the restructured employment relationship with our former President. Additionally during 1997, we recognized $170,000 related to the termination of a franchise agreement by Cama of Tampa, Inc. In 1996, we incurred $459,000 in severance payments to a former employee of Acsys Resources, Inc. in connection with his employment termination. Also in 1996, we recorded $108,000 of franchise termination costs related to the termination of the Acsys Resources, Inc. franchise agreement. We are not currently a party to any franchise agreements.

Other Expense, net.   Other expense net, which is primarily comprised of
interest expense is comparable for 1997 and 1996.

Net Income. We recognized net income and net income per share of $1.1 million and $0.02 in 1997 compared to net income and net income per share of $2.9 million and $0.27 in 1996. The calculation of the net income per share for 1997 and 1996 reflects a reduction of $932,000 and $224,000, respectively, to net income available to common shareholder for the accretion of the redeemable shares.

Liquidity and Capital Resources

Net cash used for operating activities was $6.8 million in 1998. The use of cash is primarily due to the net loss and changes in accounts receivable and accrued liabilities. In 1997, net cash provided by operations was $488,000, principally due to net income and changes in accounts receivable, prepaid expenses and accrued liabilities.

Net cash used in investing activities was $37.4 million in 1998. Included in cash used for investing activities was $34.3 million (net of cash acquired) paid in connection with the 1998 Acquisitions and $3.1 million used for capital expenditures.

Net cash provided by financing activities was $45.6 million in 1998. Upon completion of our IPO, we raised $20.1 million, net of expenses paid. We used approximately $11.1 million to immediately repay our then current borrowings under our credit facility. We subsequently borrowed approximately $31.5 million in connection with our acquisition of Staffing Edge in August 1998 and made other borrowings to fund operations. Additionally, in 1998, we paid $834,000 in connection with our obligation to pay certain pre-IPO S-corporation tax liabilities of persons who were shareholders during the period we were an S-corporation.

At December 31, 1998 the outstanding balance under our $40.0 million secured revolving credit facility was approximately $37.7 million. In March 1999, our lender waived the requirement to reduce our outstanding borrowings to $25.0 million at April 30, 1999. As a result, we can now have up to $40.0 million outstanding under our existing revolving credit facility through April 30, 2000. We have engaged NationsBanc Montgomery Securities LLC to syndicate a new $80 million secured credit facility to replace our current credit facility and we anticipate this will close in April 1999. Our plans to replace our credit facility is a forward-looking statement that is subject to risks and uncertainties. Actual results and working capital needs could differ materially from those estimated due to a number of factors, including the use of funds for acquisitions. In addition, future acquisitions may require additional debt and equity financing.

The Nasdaq Stock Market has various requirements for continued listing on the National Market including a requirement that the minimum bid price per share of the listed capital stock of each listed company not fall below $5.00 for any 30-consecutive business day period. After the 30-day period, the issuer has 90 calendar days to achieve compliance by meeting the minimum bid price for 10 consecutive business days. We have received notice from the Nasdaq National Market that our Common Stock has not met the $5.00 minimum bid requirement and that we have until May 12, 1999 to achieve compliance. We believe that we will meet the minimum bid price in the prescribed period, however, in the event that this does not happen, we will take the necessary measures to ensure that we continue to meet the Nasdaq Stock Market's requirements. There can be no assurance that such actions will be effective and that we will be able to continue to list our common stock on the Nasdaq Stock Market's National Market.


Recent Trends and Developments

In the fourth quarter of 1998, our permanent placement revenue declined 13% from the levels realized in the third quarter of 1998. The decline affected all of our geographical markets and appears to have been related to an overall slowdown in the hiring of permanent employees. At this time, the decline in permanent placement revenue does not appear to be a trend that will continue in 1999.

Our SG&A expenses as a percentage of revenue increased substantially in the fourth quarter of 1998 because we incurred integration costs in amounts that contemplated much higher revenues than were achieved. In the first quarter of 1999, we took certain actions necessary to keep the level of SG&A in line with revenues and announced plans designed to further reduce our future SG&A costs. These plans include the closure of an under-performing office, severance costs incurred in connection with planned management changes principally related to integration, and a reduction in the number of permanent placement consultants we employ.

Implementation of these plans will result in charges to be taken in 1999, that are estimated to be up to $3.3 million.

In the fourth quarter of 1998, we generated approximately 21.7% of our revenues and 11.5% of our gross profit from the placement of contract professionals in positions related to the implementation of SAP's ERP software. SAP has announced that it has experienced a slowdown in orders for its software. SAP believes this slowdown is related to its clients allocating resources away from ERP implementation in order to address year 2000 issues. In the first quarter of 1999 we experienced a significant decrease of our contract staffing business related to the implementation of SAP ERP software. Like SAP, we believe the decrease is due to clients allocating their resources away form SAP implementation to address year 2000 issues and thus, that the decrease will be temporary. Our belief that this trend is temporary is a forward-looking statement that is subject to risks and uncertainties. Actual results may differ materially from our estimate due to a variety of factors, including continued decreased demand for SAP software and the attendant implementation services.


Year 2000 Computer Issues

Introduction. The Year 2000 issue refers to the problems that result from the many existing computer software programs and operating systems that use only two digits rather than four to define the applicable year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

Acsys' State of Readiness. We have assessed our major IT vendors and technology providers and are in the process of testing our systems to determine Year 2000 compliance. In addition, we are in the process of assessing our non-IT systems that utilize embedded technology such as microcontrollers and reviewing them for Year 2000 compliance.

To operate our business, we rely upon government agencies, utility companies, providers of telecommunication services, suppliers, and other third party service providers ("Primary Service Providers"), over which we assert little control. Our ability to conduct our core business depends upon the ability of these Primary Service Providers to fix their Year 2000 issues and to the extent they cannot or do not fix their Year 2000 issues, our financial condition could be materially and adversely affected. In addition, our customers may experience Year 2000 issues that could have a material adverse effect on their business and their need for our services, which in turn could have a material adverse effect on our business.

We use various software packages in conducting and accounting for our temporary staffing, permanent placement and general accounting operations. These packages, among other things, track and accumulate temporary staff time and client billings, process staff payroll, and produce financial statements and other financial data. We use software packages and hardware in certain locations that may not be Year 2000 compliant.

We expect that our information systems integration efforts will enable us to be fully Year 2000 compliant, although we cannot guarantee that software represented by vendors as Year 2000 compliant will in fact be compliant. Further, we use third-party payroll processing companies, and although we expect that these companies will be Year 2000 compliant, no assurances can be given in that regard. In pursuing our acquisition strategy we could acquire an entity that is not Year 2000 compliant. Depending on the size of the entity acquired, noncompliance could negatively affect our results of operations.

Costs to Address Acsys' Year 2000 Issues.   We expense costs associated with
Year 2000 system changes as the costs are incurred except for system change costs that we would otherwise capitalize. To date we have incurred costs of approximately $600,000 in connection with our Year 2000 compliance plan (our "Year 2000 Plan"), and we expect to spend an additional $400,000 to complete our Year 2000 Plan. The financial impact of these expenses has not been material, and we do not expect future remediation costs to be material to our consolidated financial position or results of operations. We cannot estimate the future costs incurred as a result of Year 2000 issues suffered by our Primary Service Providers and customers, and we cannot be assured that we will successfully address the Year 2000 issues present in our own systems.

Risks Presented by Year 2000 Issues.   We have begun the system testing phase of
our Year 2000 Plan. As a result of system integration testing, we may identify areas of our business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the status currently in the implementation of our Year 2000 Plan, and should not be construed to mean that there is no area of our business which is at risk of a Year 2000 related disruption. As noted above, many of our Primary Service Providers and customers may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on our financial condition and results of operations.

Acsys' Contingency Plans.   Our Year 2000 Plan calls for the development of
contingency plans for areas of the business that are susceptible to a substantive risk of a disruption resulting from a Year 2000 related event. Because we have only recently begun system integration testing, and have not fully assessed our risk from potential Year 2000 failures, we have not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. We do, however, maintain contingency plans, outside of the scope of the Year 2000 issue, designed to address various other business interruptions. We are prepared for the possibility that system integration testing may hereafter identify certain areas of business at risk. Consistent with our Year 2000 Plan, we will develop specific Year 2000 contingency plans for such areas of business as and if such determinations are made.


Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to the intent, belief or expectations of Acsys and our management regarding our strategies and plans for: operations, growth, including current and potential new services; acquisitions; recruiting; year 2000 compliance; and sales and marketing strategies. Other forward-looking statements relate to trends affecting our financial condition and results of operations; our anticipated capital needs and expenditures; and litigation in which we are involved. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements as a result of:

  .  our relatively brief combined operating history;
  . the strength of demand for temporary staffing and permanent placement services in our markets;
  .  our ability to implement internal controls and reporting systems;
  .  risks associated with opening new offices and offering new services;
  . the availability of qualified personnel to staff and supervise new offices; . our ability to identify, acquire and integrate acquisitions;
  .  the possible effects of a downturn in the economy:
  .  the general level of economic activity and unemployment;
  .  existing and emerging competition;
  .  the availability of capital to fund acquisitions;
  . our ability to maintain sufficient profit margins despite pricing pressures;
  . the changing regulatory environment; and . our ability to address the Year 2000 issue.

In addition, the market price of the Common Stock may from time to time be significantly volatile as a result of, among other things:

  .  our operating results;
  .  the operating results of other staffing companies;
  . changes in the performance of the stock market in general; and . the trading volume of our Common Stock.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

Acsys does not engage in investing in or trading market risk sensitive instruments. We also do not purchase, for investment, hedging, or for purposes "other than trading," instruments that are likely to expose Acsys to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as discussed in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps. We currently do not have any foreign operations and thus we do not believe that we have any exposure to foreign currency exchange rate risk.

We have minimal interest rate risk under our existing credit facility. A change in either our lender's prime rate, the federal funds rate or the London Inter-Bank Offering Rate (LIBOR) would affect the rate at which that we could borrow funds under our existing credit agreement. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of Acsys, including our consolidated balance sheets, as of December 31, 1998 and 1997, consolidated statements of income for the years ended December 31, 1998, 1997 and 1996, consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996 and consolidated statements of redeemable common stock and shareholders' equity for the years ended December 31, 1998, 1997 and 1996, together with the report thereon of Arthur Andersen LLP dated February 2, 1999, (except with respect to the matter discussed in Note 4, as to which the date is March 23, 1999) and the schedule containing certain supplemental information are attached hereto as pages F-1 through F-22.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no disagreements with or change in the registrant's independent public accountants since our inception in March 1997.

                                    PART III


Reference is made to the information that is responsive to this Item appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1999 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year, which information is incorporated herein by reference.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to the information that is responsive to this Item appearing in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year, which information is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION.

Reference is made to the information that is responsive to this Item appearing in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year, which information in incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

Reference is made to the information that is responsive to this Item appearing in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year, which information in incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information that is responsive to this Item appearing in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year, which information in incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
           8-K.

(a)(1) Financial Statements.

       The following consolidated financial statements of Acsys and its subsidiaries and report of independent auditors are included in Item 8 hereof:

         Report of Independent Public Accountants on Financial Statements Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Redeemable Common Stock and Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements

(a)(2) Except for the following, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are applicable and therefore have been omitted:

         Report of Independent Public Accountants
         Schedule II--Valuation and Qualifying Accounts.

(a)(3) Exhibits. The following exhibits are either provided with this Report or are incorporated herein by reference.


  EXHIBIT
   NUMBER                                 DESCRIPTION
------------  -----------------------------------------------------------------

     2.1  Agreement and Plan of Reorganization dated as of April 16, 1997 by and among
          Acsys and David C. Cooper & Associates, Inc., DCCA Professional Temporaries,
          Inc., EKT, Inc., and Infinity Enterprises, Inc., and Cooper Acquisition, Inc.,
          DCCA Acquisition, Inc., EKT Acquisition, Inc., and Infinity Acquisition, Inc.,
          and the shareholders named therein. (Filed as Exhibit 2.1 to Acsys' Registration
          Statement on Form S-1, File No. 333-38465 (the "February 1998 S-1") and
          incorporated herein by reference.)

     2.2  Agreement and Plan of Reorganization dated as of April 24, 1997 by and among
          Acsys, Cama of Tampa, Inc., Cama Acquisition, Inc. and Stephen S. Tutwiler.
          (Filed as Exhibit 2.2 to the February 1998 S-1, and incorporated herein by reference.)

     2.3  Agreement and Plan of Merger by and among Acsys, RFCG Merger Subsidiary, Inc.,
          Rylan Forbes Consulting Group, Inc., and the shareholders of Rylan Forbes
          Consulting Group, Inc. dated as of July 25, 1997. (Filed as Exhibit 2.3 to the
          February 1998 S-1, and incorporated herein by reference.)

     2.4  Agreement and Plan of Merger by and among Acsys, the shareholders of Acsys, AcSys
          Resources, Inc., ASRI Merger Subsidiary, Inc. and the shareholders of AcSys
          Resources, Inc. dated as of September 3, 1997. (Filed as Exhibit 2.4 to the
          February 1998 S-1, and incorporated herein by reference.)

     2.5  Agreement and Plan of Merger among AcSys Resources, Inc., Acsys Staffing
          Acquisition Corp., Acsys Search Acquisition Corp., Acsys Career Acquisition
          Corp., and C.P.A. Staffing, Inc., C.P.A. Search, Inc., Career Placement
          Associates, Inc. and John Ficquette and Louis Boohaker dated as of August 12,
          1997. (Filed as Exhibit 2.5 to the February 1998 S-1, and incorporated herein by reference.)

     2.6  Agreement and Plan of Merger by and among Acsys, Icon Merger Subsidiary, Inc.,
          Icon Search and Consulting, Inc. ("Icon"), and the shareholders of Icon named therein dated as of March 31, 1998. (Filed as Exhibit 2.6 to the Quarterly Report
          on Form 10-Q dated May 15, 1998, File No. 000-23711 (the "May 15 10-Q"), and
          incorporated herein by reference.)

     2.7  Agreement and Plan of Merger, dated as of August 3, 1998, by and among Acsys,
          Inc., SE Merger Subsidiary, Inc., Staffing Edge, Inc. and certain stockholders of
          Staffing Edge, Inc. (Filed as Exhibit 2.1 to the Current Report on Form 8-K dated
          August 19, 1998, File No. 000-23711, and incorporated herein by reference.)

     3.1  Articles of Incorporation of Acsys. (Filed as Exhibit 3.1 to February 1998 S-1,
          and incorporated herein by reference.)

   3.1.1  Amendments to Articles of Incorporation. (Filed as Exhibit 3.1.1 to Acsys'
          Registration Statement on Form S-1, File No.333-67437 the ("November 1998 S-1.")
          and incorporated herein by reference.)

     3.2  Bylaws of Acsys. (Filed as Exhibit 3.2 to February 1998 S-1, and incorporated herein by reference.)

    10.1  Amended and Restated 1997 Stock Option Plan of Acsys. (Filed as Exhibit 10.1 to
          February 1998 S-1, and incorporated herein by reference.)

  10.1.1  Amendment to Amended and Restated Stock Option Plan of Acsys dated April 29, 1998.

    10.2  Employment Agreement by and between Acsys and Timothy Mann, Jr. dated March 12,
          1997. (Filed as Exhibit 10.3 to February 1998 S-1, and incorporated herein by reference.)

    10.3  Amendment No. 1 to Employment Agreement by and between Acsys and Timothy Mann,
          Jr. dated September 3, 1997. (Filed as Exhibit 10.4 to February 1998 S-1, and
          incorporated herein by reference.)

    10.4  Amendment No. 2 to Employment Agreement by and between Acsys and Timothy Mann,
          Jr. dated October 14, 1997. (Filed as Exhibit 10.5 to February 1998 S-1, and
          incorporated herein by reference.)

    10.5  Employment Agreement by and between Acsys and Edward S. Baumstein dated September
          3, 1997. (Filed as Exhibit 10.6 to February 1998 S-1, and incorporated herein by reference.)

    10.6  Amendment No. 1 to Employment Agreement by and between Acsys and Edward S.
          Baumstein dated as of October 14, 1997. (Filed as Exhibit 10.7 to February 1998
          S-1, and incorporated herein by reference.)

    10.7  Stock Option Agreement by and between Acsys and Timothy Mann,Jr. dated May 19,
          1997. (Filed as Exhibit 10.8 to February 1998 S-1, and incorporated herein by reference.)

    10.8  Stock Option Agreement by and between Acsys and Timothy Mann,Jr. dated May 19,
          1997. (Filed as Exhibit 10.9 to February 1998 S-1, and incorporated herein by reference.)

   10.10  Form of Employment Agreement between Acsys and key employees.  (Filed as Exhibit
          10.11 to February 1998 S-1, and incorporated herein by reference.)

   10.11  Amended and Restated Registration Rights Agreement dated as of September 3, 1997 by and among Acsys and certain holders of the capital stock of Acsys. (Filed as
          Exhibit 10.12 to February 1998 S-1, and incorporated herein by reference.)

 10.11.1  Registration Rights Joinder Agreement dated May 22, 1998 by and among Acsys and certain holders of the capital stock of Acsys.  (Filed as Exhibit 10.12.1 to
          Quarterly Report on Form 10-Q dated August 14, 1998, File No. 000-23711 (the
          "August 14 10-Q"), and incorporated herein by reference.)

 10.11.2  Registration Rights Joinder Agreement dated July 1, 1998 by and among Acsys and
          Howard Sapolsky. (Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated
          November 16, 1998, File No. 000-23711 (the "November 16 10-Q"), and incorporated herein by reference.)

 10.11.3  Registration Rights Joinder Agreement dated August 3, 1998 by and among Acsys and certain holders of capital stock of Acsys.  (Filed as Exhibit 10.2 to the
          November 16 10-Q and incorporated herein by reference.)

 10.11.4  Registration Rights Joinder Agreement dated March 31, 1998 by and among Acsys and certain holders of capital stock of Acsys. (Filed as Exhibit 10.11.4 to November
          1998 S-1, and incorporate herein by reference.)

   10.12  Revolving Credit Agreement dated May 16, 1997 by and among Acsys and certain lenders. (Filed as Exhibit 10.13 to February 1998 S-1, and incorporated herein by reference.)

 10.12.1  Amendment No. 1 to Credit Agreement dated January 29, 1998 by and among Acsys,
          NationsBank, National Association as Lender, and NationsBank, National
          Association as Agent for the Lenders. (Filed as Exhibit 10.13.1 to the August 14
          10-Q, and incorporated herein by reference.)

 10.12.2  Amendment No. 2 to Credit Agreement dated August 3, 1998 by and among Acsys,
          NationsBank, National Association as Lender and NationsBank, National Association
          as Agent for the Lenders. (Filed as Exhibit 10.3 to the November 16 10-Q, and
          incorporated herein by reference.)

 10.12.3  Letter Agreement to Credit Agreement dated December 29, 1998 by and among Acsys,
          NationsBank, National Association, as Agent and the Lenders party thereto.

 10.12.4  Letter Agreement to Credit Agreement dated March 23, 1999 by and among Acsys,
          NationsBank, National Association, as Agent and the Lenders party thereto.

   10.13  Form of Indemnification Agreement entered into between Acsys and its directors and officers. (Filed as Exhibit 10.14 to February 1998 S-1, and incorporated herein by reference.)
   10.14  Form of S-corporation Tax Allocation and Indemnification Agreement entered into between Acsys and certain of its shareholders.  (Filed as Exhibit 10.15 to

          February 1998 S-1, and incorporated herein by reference.)

   10.16  Employment Agreement between Acsys and Robert M. Kwatnez dated as of March 31,
          1998 and effective on May 22, 1998. (Filed as Exhibit 10.18 to the August 14
          10-Q, and incorporated herein by reference.)

   10.17  Non-Solicitation and Non-Competition Agreement between Acsys and Robert M.
          Kwatnez dated as of March 31, 1998 and effective on May 22, 1998. (Filed as
          Exhibit 10.19 to the August 14 10-Q, and incorporated herein by reference.)

   10.18  Employment Agreement between Acsys and Brady W. Mullinax, Jr., dated as of August
          21, 1998. (Filed as Exhibit 10.4 to Quarterly Report on Form 10-Q dated November
          16, 1998, File No. 000-23711, and incorporated herein by reference.)

   10.19  Non-Qualified Stock Option Agreement by and between Acsys and Brady W. Mullinax,
          Jr. dated August 21, 1998. (Filed as Exhibit 10.5 to the November 16 10-Q, and
          incorporated herein by reference.)

   10.20  Incentive Stock Option Agreement by and between Acsys and Brady W. Mullinax, Jr.
          dated August 21, 1998. (Filed as Exhibit 10.6 to the November 16 10-Q, and
          incorporated herein by reference.)

   10.21  Incentive Stock Option Agreement by and between Acsys and Timothy Mann, Jr., dated October 27, 1998.

   10.22  Non-Qualified Stock Option Agreement by and between Acsys and Timothy Mann, Jr.
          dated October 27, 1998.

   10.23  Separation and Release Agreement by and between Acsys and Edward S. Baumstein dated March 12, 1999.

    21.1  Subsidiaries of Acsys.  (Filed as Exhibit 21.1 to the Registration Statement on
          Form S-1 filed on November 17, 1998, and incorporated herein by reference.)

    23.1  Consent of Arthur Andersen LLP.

    24.1  Power of Attorney [included on signature page].

    27.1  Financial Data Schedule (for SEC use only).

(b)  Reports on Form 8-K.

  Except for the following, no Current Reports on Form 8-K were filed by Acsys with the Securities and Exchange Commission during the fourth quarter of 1998:


     (1) Current Report on Form 8-K, dated November 18, 1998 (Item 5: Other Events); and
     (2) Current Report on Form 8-K/A, dated October 19, 1998, amending Current Report on Form 8-K dated August 4, 1998 (Item 7: Financial Statements of Businesses Acquired (Staffing Edge, Inc.) and Pro Forma Financial Information unaudited).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ACSYS, Inc.

                             By:        /s/   BRADY W. MULLINAX, JR.
                                ------------------------------------------------
                                              Brady W. Mullinax, Jr.
                                Chief Financial Officer, Treasurer and Secretary

                                                 March 30, 1999

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Acsys, Inc. (the "Company"), a Georgia corporation, for himself and not for one another, does hereby constitute and appoint David C. Cooper, Timothy Mann, Jr. and Brady W. Mullinax, Jr. and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his name to any and all amendments to this Annual Report on Form 10-K, and to cause the same (together with all Exhibits thereto) to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signatures                               Title                               Date
------------------------------------  --------------------------------------  ----------------------------

          /s/   David C. Cooper       Chairman of the Board of Directors      March 30, 1999
------------------------------------
         David C. Cooper

          /s/   Timothy Mann, Jr      Chief Executive Officer and Director    March 30, 1999
------------------------------------  (Principal Executive Officer)
         Timothy Mann, Jr.

        /s/   Beth Monroe-Chase       Chief Development Officer, Executive    March 30, 1999
------------------------------------  Vice President and Director
       Beth Monroe-Chase

        /s/   Brady W. Mullinax, Jr.  Chief Financial Officer (Principal      March 30, 1999
------------------------------------  Financial and Accounting Officer)
       Brady W. Mullinax, Jr.

          /s/   Barry M. Abelson      Director                                March 30, 1999
------------------------------------
        Barry M. Abelson

          /s/   Paul J. Klaassen      Director                                March 30, 1999
------------------------------------
        Paul J. Klaassen

      /s/   Robert M. Kwatnez         Director                                March 30, 1999
------------------------------------
       Robert M. Kwatnez

      /s/   William Porter Payne      Director                                March 30, 1999
------------------------------------
       William Porter Payne

      /s/   Harry J. Sauer            Director                                March 30, 1999
------------------------------------
        Harry J. Sauer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Acsys, Inc.:

We have audited the accompanying consolidated balance sheets of Acsys, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, redeemable common stock and shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acsys, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                         /s/ Arthur Andersen LLP

Philadelphia, PA,
  February 2, 1999 (except with respect to the matter discussed in Note 4, as to which the date is March 23, 1999)

                                               ACSYS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                             (In thousands-except share data)


                                                                                                           December 31,
                                                                                                   ------------------------
                                                                                                         1998        1997
                                                                                                   ------------------------
ASSETS
 CURRENT ASSETS:
      Cash and cash equivalents                                                                    $ 1,777          $   370
      Accounts receivable, (net of allowances of $958 and $503 at
             December 31, 1998 and 1997, respectively)                                              22,836           12,343
      Prepaid expenses and other                                                                     2,073            1,455
                                                                                              ------------     ------------
           Total current assets                                                                     26,686           14,168
 PROPERTY AND EQUIPMENT, net                                                                         4,979            1,928
 GOODWILL AND OTHER INTANGIBLE ASSETS, net                                                          54,366           15,783
 DEFERRED INITIAL PUBLIC OFFERING COSTS                                                                  -            1,200
 DEFERRED INCOME TAXES                                                                                   -              103
 OTHER ASSETS                                                                                          332              170
                                                                                              ------------     ------------
           Total assets                                                                            $86,363          $33,352
                                                                                              ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Bank overdrafts                                                                              $ 1,206          $ 1,489
      Current portion of long-term debt                                                                 44               47
      Accounts payable                                                                               2,571              774
      Accrued liabilities                                                                            7,086            5,844
      Deferred income taxes                                                                            413            1,093
                                                                                              ------------     ------------
           Total current liabilities                                                                11,320            9,247
                                                                                              ------------     ------------

 LONG-TERM DEBT                                                                                     38,276           11,707
                                                                                              ------------     ------------

 DEFERRED INCOME TAXES                                                                               2,771                -
                                                                                              ------------     ------------
 OTHER LONG-TERM LIABILITIES                                                                           293              377
                                                                                              ------------     ------------
 COMMITMENTS AND CONTINGENCIES (Note 5)
 REDEEMABLE COMMON STOCK, no par value,
     122,012 shares issued and outstanding at December 31, 1997                                          -            1,220
                                                                                              ------------     ------------
 SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares authorized, no
      Shares issued or outstanding                                                                       -                -
     Common stock, no par value, 45,000,000 shares authorized
      14,452,466 and 11,191,568 issued and outstanding at
      December 31, 1998 and 1997, respectively                                                      30,499            7,597
     Retained earnings                                                                               3,204            3,204
                                                                                              ------------     ------------

        Total shareholders' equity                                                                  33,703           10,801
                                                                                              ------------     ------------
        Total liabilities and shareholders' equity                                                 $86,363          $33,352
                                                                                              ============     ============

 The accompanying notes are an integral part of these statements


                                              ACSYS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands - except per share data)




                                                             For the Year Ended December 31,
                                                     ----------------------------------------------
                                                          1998              1997            1996
                                                     ----------------------------------------------
SERVICE REVENUES:
          Temporary staffing                            $103,067          $60,057          $44,556
          Permanent placement                             26,831           18,071           12,186
                                                     -----------    -------------    -------------
               Total service revenues                    129,898           78,128           56,742
                                                     -----------    -------------    -------------
DIRECT COST OF SERVICES, consisting of
     payroll, payroll taxes and benefit costs for
     temporary employees                                  72,170           42,583           30,616
                                                     -----------    -------------    -------------
               Gross profit                               57,728           35,545           26,126
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                             48,260           29,979           20,769
COMBINATION EXPENSES                                       1,730            1,797                -
AMORTIZATION AND DEPRECIATION                              1,658              715              693
SEVERANCE AND FRANCHISE TERMINATION
     COSTS                                                   650              682              567
                                                     -----------    -------------    -------------
               Operating income                            5,430            2,372            4,097
OTHER INCOME (EXPENSE):
      Interest income                                        123               44               74
      Interest expense                                    (1,252)            (867)            (881)
      Other                                                    -               35               (4)
                                                     -----------    -------------    -------------
INCOME BEFORE INCOME TAXES                                 4,301            1,584            3,286
      Income taxes                                         5,527              438              419
                                                     -----------    -------------    -------------
NET INCOME (LOSS)                                       $ (1,226)         $ 1,146          $ 2,867
                                                     ===========    =============    =============
NET INCOME (LOSS) PER SHARE:
      Basic and diluted net income (loss) per share       $(0.09)           $0.02            $0.27
                                                     ===========    =============    =============
      Shares used in computing basic net income
              (loss) per share                            14,016           10,440            9,972
                                                     ===========    =============    =============
      Shares used in computing diluted net income
             (loss) per share                             14,016           10,544            9,972
                                                     ===========    =============    =============

The accompanying notes are an integral part of these statements

                                                       ACSYS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK
                                                         AND SHAREHOLDERS' EQUITY
                                                    (In thousands- except share data)

                                                                                          Shareholders' Equity
                                             Redeemable              ------------------------------------------------------------
                                            Common Stock                 Common Stock
                                        -----------------------      ----------------------      Retained     Treasury
                                         Shares         Amount        Shares         Amount      Earnings       Stock       Total
                                        -----------    --------      ---------      -------      --------      -------     -------
BALANCE, DECEMBER 31, 1995                       -     $     -       10,094,306      $   144      $ 2,656        $(131)     $ 2,669
  Assumption of debt accounted
      for as a distribution                      -           -                -            -         (300)           -         (300)
  Push down of new accounting
      basis in purchase transaction              -           -                -          300            -            -          300
  Contributions from shareholders                -           -                -          150            -            -          150
  Distributions to shareholders                  -           -                -            -         (766)           -         (766)
  Purchase of Common Stock
      in connection with the
     redemption agreement                  122,012          64         (122,012)         (64)           -         (458)        (522)
  Accretion of redeemable Common
      Stock to redemption value                  -         224                -            -         (224)           -         (224)
  Net income                                     -           -                -            -        2,867            -        2,867
                                        ----------     -------       ----------      -------      -------        -----      -------

BALANCE, DECEMBER 31, 1996                 122,012         288        9,972,294          530        4,233         (589)       4,174
  Distributions to shareholders                  -           -                -            -       (1,243)           -       (1,243)
  Issuance of Common Stock in
      connection with acquisition                -           -        1,219,274        7,067            -          589        7,656
  Accretion of redeemable Common
      Stock to redemption value                  -         932                -            -         (932)                     (932)

  Net income                                     -           -                -            -        1,146            -        1,146
                                        ----------     -------       ----------      -------      -------        -----      -------

BALANCE, DECEMBER 31, 1997                 122,012       1,220       11,191,568        7,597        3,204            -       10,801
  Issuance of Common Stock upon initial
      public offering, net of offering           -           -        2,842,500       20,070            -            -       20,070
       costs
  Resetting of retained earnings in
      connection with termination
      of S-corporation status                    -           -                -       (1,597)       1,597            -            -
  Termination of redemption rights in
      connection with the initial public  (122,012)     (1,220)         122,012        1,220            -            -        1,220
       offering
  Issuance of Common Stock in
      connection with acquisitions               -           -          229,337        3,031            -            -        3,031
  Exercise of employee stock options             -           -           67,049          178            -            -          178
  Tax benefit of non-qualified
      stock option exercises                     -           -                -            -          221            -          221
  Distributions to shareholders
      for taxes on S-corporation earning         -           -                -            -         (592)           -         (592)

  Net loss                                       -           -                -            -       (1,226)           -       (1,226)

                                        ----------     -------       ----------      -------      -------        -----      -------
BALANCE, DECEMBER 31, 1998                       -     $     -       14,452,466      $30,499      $ 3,204        $   -      $33,703
                                        ==========     =======       ==========      =======      =======        =====      =======

The accompanying notes are an integral part of these statements.

                                                      ACSYS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             (In thousands)

                                                                                                  For the Year Ended December 31,

                                                                                                1998         1997        1996
                                                                                              --------      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                        $ (1,226)    $ 1,146     $ 2,867
      Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities-
           Amortization and depreciation                                                          1,658         715         693
           Imputed interest                                                                          61          74          71
           Non-cash severance charge                                                                  -           -         458
           Deferred tax expense                                                                   2,173         551         387
           Other                                                                                      -           8         (45)
      Changes in operating assets and liabilities net of  effect of purchase acquisitions-
           Accounts receivable, net                                                              (6,727)     (2,860)     (3,085)
           Prepaid expenses and other                                                                13      (1,200)       (190)
           Other assets                                                                             (87)         99           -
           Accounts payable                                                                       1,112         242         104
           Accrued liabilities and other                                                         (3,699)      1,377         579
           Other long-term liabilities                                                              (84)        336           -
                                                                                               --------     -------     -------
                Net cash provided by (used in) operating activities                              (6,806)        488       1,839
                                                                                               --------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Net cash paid for business acquisitions                                              (34,260)     (1,996)          -
           Capital expenditures                                                                  (3,152)     (1,214)       (562)
                                                                                               --------     -------     -------
                Net cash used in investing activities                                           (37,412)     (3,210)       (562)
                                                                                               --------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net proceeds from initial public offering                                             20,070           -           -
           Changes in bank overdrafts                                                              (283)      1,224         217
           Net borrowings (repayments) on lines of credit                                             -      (1,108)        508
           Net borrowings on revolving credit facility                                           26,610      12,207           -
           Proceeds from long-term debt                                                               -           -         326
           Repayments of long-term debt                                                             (44)     (9,374)     (1,811)
           Distributions to shareholders for taxes on S-corporation earnings                       (834)       (843)       (766)
           Deferred financing costs                                                                 (72)       (232)          -
           Proceeds from exercise of employee stock options                                         178           -           -
           Changes in restricted cash                                                                 -         116         (89)
           Net repayments of notes payable to shareholders                                            -           -        (150)
           Shareholder contributions                                                                  -           -         150
                                                                                               --------     -------     -------
                Net cash provided by (used in) financing activities                              45,625       1,990      (1,615)
                                                                                               --------     -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              1,407        (732)       (338)
CASH AND CASH EQUIVALENTS, beginning of year                                                        370       1,102       1,440
                                                                                               --------     -------     -------
CASH AND CASH EQUIVALENTS, end of year                                                         $  1,777     $   370     $ 1,102
                                                                                               ========     =======     =======

 The accompanying notes are an integral part of theses statements

                          ACSYS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business:

Acsys, Inc. and Subsidiaries (the "Company") is a specialty professional staffing firm that operates offices primarily located in major metropolitan areas in the eastern and Midwestern United States.

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

Name                                                     Acquisition Date        Shares Issued
----                                                     ----------------        -------------
Cama of Tampa, Inc.   .................................  May 19, 1997                 131,143
Rylan Forbes Consulting Group, Inc.   .................  July 25, 1997                462,292
Acsys Resources, Inc.   ...............................  September 3, 1997          3,659,502
ICON Search and Consulting, Inc.   ....................  May 22, 1998               2,820,360

The business combinations referred to above have been accounted for under the pooling of interests method of accounting. Thus, the accompanying financial statements have been restated to include the accounts and operating results of the combined companies for all dates and periods prior to the combinations.

Upon closing these acquisitions, the Company entered into employment agreements with certain officers and employees (see Note 5). Those agreements provide for reduced compensation from amounts previously charged to expense. The reduction in compensation was approximately $1,330,000 and $2,341,000 for the years ended December 31, 1998 and 1997, respectively. The following is an unaudited supplemental pro forma presentation of the years ended December 31, 1998 and 1997 statements of operations to reflect the reduction of compensation and an adjustment to reflect income taxes as if the Company terminated its S-corporation status as of January 1, 1997:


                                                                                     For the year ended December 31,
                                                                                ----------------------------------------
                                                                                        1998                  1997
                                                                                -----------------     ------------------
                                                                                  (In thousands -except per share data)
  Income before income taxes, as reported  .....................................          $ 4,301                $ 1,584
  Supplemental pro forma adjustment to compensation expense  ...................            1,330                  2,341
                                                                                -----------------     ------------------
  Supplemental pro forma income, before pro forma income taxes  ................            5,631                  3,925
  Supplemental pro forma income taxes  .........................................            3,051                  2,329
                                                                                -----------------     ------------------
  Supplemental pro forma net income after contractual reduction in
     salaries and income taxes..................................................          $ 2,580                $ 1,596
                                                                                =================     ==================

  Net income (loss) per diluted share as reported...............................          $ (0.09)               $  0.02
                                                                                =================     ==================
  Supplemental pro forma net income per diluted share, as adjusted
    for reduction in salaries and income taxes  ................................          $  0.18                $  0.06
                                                                                =================     ==================
  Shares used in computing supplemental pro forma net income per
    diluted share, as adjusted for reduction in salaries and income taxes  .....           14,345                 10,544
                                                                                =================     ==================

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

This supplemental pro forma presentation is shown solely as a result of the significant change in the Company's compensation arrangements following the acquisition, in order to assess the impact on the Company's results of operations. This presentation assumes that the duties and responsibilities of the officers and employees have not been diminished given the reduction in compensation and, as such, that other costs will not be incurred that offset this pro forma adjustment to compensation expense.

2. Initial Public Offering:

In February 1998, the Company completed its initial public offering ("IPO") of 2,842,500 shares of Common Stock at a price of $8.50 per share, generating net cash proceeds of approximately $20.1 million after deducting underwriters' discount and offering costs of approximately $2.4 million.


3. Summary of Significant Accounting Policies:

Risks and Uncertainties

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to the following: the Company's relatively brief combined operating history, our ability to implement internal controls and reporting systems, risks associated with opening new offices and offering new services, the availability of qualified personnel to staff and supervise new offices, our ability to identify, acquire and integrate acquisitions, the possible effects of a downturn in the economy, the demand for temporary staffing and permanent placement services in our markets, the general level of economic activity and unemployment, existing and emerging competition, the availability of capital to fund acquisitions, our ability to maintain sufficient profit margins despite pricing pressures, the changing regulatory environment and our ability to address the Year 2000 issue.

Credit risk with respect to accounts receivable is dispersed due to the nature of the business, the large number of customers, and the diversity of industries serviced. At December 31, 1998 and 1997, no one customer represented greater than 10% of accounts receivable or greater than 10% of revenues for the periods then ended.

For the years ended December 31, 1998 and 1997, the Company recognized 21% and 35% of total revenues, respectively, from implementing SAP Enterprise Resource Planning ("ERP") Software.

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

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Property and Equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.

                                                                                December 31,
                                                                      --------------------------------
                                                         Useful Lives      1998              1997
                                                       -------------- --------------    --------------
                                                                 (In thousands)
Office equipment, computers and software..........        3-7 years       $ 4,520           $ 1,806

Office furniture and fixture......................       3-7 years          2,070               960

Leasehold improvements............................         7 years            370               343
                                                                          -------           -------
                                                                            6,960             3,109
Less--Accumulated depreciation....................                         (1,981)           (1,181)
                                                                          -------           -------
                                                                          $ 4,979           $ 1,928
                                                                          =======           =======

Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $713,000 $386,000, and $284,000, respectively.

Intangible Assets

                                                                        December 31,
                                                              ------------------------------
                                                                    1998             1997
                                                              --------------    ------------
                                                                       (In thousands)
Goodwill  .................................................          $55,610         $16,397
Deferred financing costs  .................................              288             232
Other  ....................................................              267               8
                                                              --------------    ------------
                                                                      56,165          16,637
Less--Accumulated amortization  ...........................           (1,799)           (854)
                                                              --------------    ------------
                                                                     $54,366         $15,783
                                                              ==============    ============

Goodwill was recorded in connection with the acquisition on February 28, 1994 of certain assets of a predecessor by Infinity Enterprises, Inc., the acquisition on January 1, 1996 of common stock from the previous shareholders of Cama of Tampa, Inc., the acquisitions of C.P.A. Staffing, Inc.; C.P.A. Search, Inc.; Career Placement Associates (together "CPA Staffing") on August 12, 1997 and the acquisitions on March 31, 1998, July 1, 1998 and August 4, 1998 of TGS Resource Group, Inc., KPD Systems Inc. and Staffing Edge, Inc., respectively (see Note
11). Goodwill is being amortized on a straight-line basis over 40 years.

Deferred financing costs are being amortized over the three-year term of the credit facility.

Amortization expense for intangible assets for the years ended December 31, 1998, 1997 and 1996 was $945,000, $329,000, and $409,000, respectively.

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition will be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment will be recognized. Management believes that there has been no impairment of long-lived assets as of December 31, 1998.

Accrued Liabilities


                                                             December 31
                                                  -------------------------------
                                                        1998             1997
                                                  --------------   --------------
                                                         (In thousands)
Salaries and commissions  ......................       $2,895           $2,722
Acquisition-related transaction costs  .........        1,871               --
Combination costs  .............................           --            1,612
Payroll taxes  .................................          854              308
Shareholder distributions  .....................           --              400
Accrued severance costs  .......................          278              164
Other    .......................................        1,188              638
                                                       ------           ------
                                                       $7,086           $5,844
                                                       ======           ======

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

Supplemental Cash Flow Information

For the years ended December 31, 1998, 1997, and 1996, the Company paid interest of $1,033,000, $867,000, and $873,000, respectively. The Company financed equipment purchases under capital leases of $100,000 in 1996 and purchased Common Stock for debt in the amount of $443,000 in 1996.

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table displays the net non-cash assets that were acquired in 1998 and 1997. The 1998 assets acquired are from the Company's acquisitions of TGS Resource Group, Inc. ("TGS"), KPD Systems, Inc. ("KPD") and Staffing Edge, Inc. ("Staffing Edge") on March 31, 1998, July 1, 1998 and August 4, 1998, respectively. The 1997 assets acquired are from the Company's August 1997 acquisition of C.P.A. Staffing. These transactions are described in Note 11:

                                                                   December 31,
                                                     -------------------------------------
                                                         1998                1997
                                                     ------------        -------------
                                                                 (In thousands)
Non-cash assets (liabilities)
Accounts receivable  ..............................     $ 3,766              $ 1,124
Prepaid expenses and other  .......................         568                    1
Property and equipment  ...........................       1,007                  167
Other assets  .....................................          74                   --
Goodwill.  ........................................      39,456                8,754
Accounts payable  .................................        (684)                 (69)
Accrued liabilities  ..............................      (6,613)                (325)
Deferred tax liabilities  .........................        (283)                  --
                                                     ----------             --------
Net non-cash assets acquired  .....................      37,291                9,652
Common stock issued  ..............................      (3,031)              (7,656)
                                                     ----------             --------
Net cash paid for acquisitions  ...................     $34,260              $ 1,996
                                                     ==========             ========

Income Taxes

The Company follows SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

Prior to the IPO in February 1998 (see Note 2), the Company and its subsidiaries were S-corporations for federal and state income tax reporting purposes except for Icon Search and Consulting, Inc. ("ICON"), which was a C-corporation. Accordingly, income tax expense and deferred taxes reflected in the Company's financial statements prior to February 1998 were generated from the operating activities of ICON.

In connection with the IPO, the Company and its subsidiaries terminated their S-corporation status and recorded income tax expense and a corresponding net deferred tax liability of approximately $3,000,000, representing the tax effect of differences in bases of assets and liabilities for financial reporting and income tax purposes.


Net Income (Loss) Per Share

The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Basic net income (loss) per share is computed by dividing the net income (loss) for each year by the weighted average number of common shares outstanding for each year. Diluted net income (loss) per share is computed by dividing net income (loss) for each year by the weighted average number of common shares and dilutive Common Stock equivalents outstanding during each year. The average number of common shares outstanding in 1997 and 1996 excludes the redeemable common shares, as the accretion on the redeemable Common Stock of $932,000 in 1997 and $224,000 in 1996 is deducted in arriving at the net income (loss) available to common shareholders. The average number of shares outstanding has been retroactively restated to include the shares issued for the business combinations accounted for as pooling of interests.

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

Reclassifications

Certain amounts in prior year's financial statements have been reclassified to conform with the current year presentation.

4.    Debt:

The following table summarizes the Company's borrowings:

                                                                                          December 31,
                                                                               --------------------------------
                                                                                     1998              1997
                                                                               --------------    --------------
                                                                                         (In thousands)
  Revolving Credit Facility  ..............................................           $37,660           $11,050
  Non-compete agreements with former shareholders of Infinity
    Enterprises, Inc., maturing February 2009  ............................             1,017             1,116
  Other  ..................................................................                 4                10
                                                                               --------------    --------------
                                                                                       38,681            12,176
  Less--Unamortized discount  .............................................              (361)             (422)
                                                                               --------------    --------------
                                                                                       38,320            11,754
  Less--Current portion  ..................................................               (44)              (47)
                                                                               --------------    --------------
                                                                                      $38,276           $11,707
                                                                               ==============    ==============


The Company has a $40.0 million revolving credit facility (the "Credit Facility"), and as of December 31, 1998, the Company had borrowed approximately
$37.7 million under the Credit Facility.   Borrowings under the Credit Facility
have been used to finance the Company's business acquisitions and for general corporate purposes. The Company's Credit Facility was amended on several occasions in 1998 and again in March 1999 related to increasing the maximum permissible borrowing amount, and extending the agreement's maturity date, from May 31, 2000 to June 30, 2002.

In March 1999, the Company's lender waived the requirement to reduce the outstanding borrowings to $25.0 million at April 30, 1999. As a result, the maximum amount of available borrowings remains at $40.0 million through April 30, 2000. Accordingly, the Company has classified the entire $37.7 million borrowed under the Credit Facility as long-term debt. From May 1, 2000 through the Credit Facility's maturity date of June 30, 2002, the maximum amount available under the Credit Facility will be $25.0 million. It is the Company's intent to refinance or replace the existing Credit Facility with a larger borrowing facility by April 30, 1999.

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Under the terms of the Credit Facility, the Company can elect on a monthly basis to pay interest at either: (A) the greater of (i) the bank's prime rate or (ii) the federal funds rate plus 0.5%, plus a margin which ranges up to 0.75%; or
(B) LIBOR plus a margin, which ranges from 1.25% to 2.50. The Company incurred interest expense under the Credit Facility of $1,150,000 in 1998 and $443,000 in 1997. The weighted average interest rate on borrowings under the Credit Facility was 7.75% and 7.51% for the years ended December 31, 1998 and 1997, respectively.

Borrowings under the Credit Facility are collateralized by all of the assets of the Company and a pledge of all of the capital stock of its subsidiaries. Borrowings are also guaranteed by each of the subsidiaries. The Credit Facility also contains various financial and non-financial covenants and prohibits the
payment of dividends without the lender's consent.   As of December 31, 1998,
the Company was in compliance with all financial and non-financial covenants.

The Company has discounted the non-compete obligations to reflect their fair market value based on average borrowing rates available to the Company. The rate used to determine the discount was approximately 9.25%. The discount is being amortized over the term of the notes using the effective interest rate method. Amortization expense included in interest expense in the accompanying statements of operations for the years ended December 31, 1998, 1997 and 1996 was approximately $61,000, $74,000, and $ 71,000, respectively. The obligations under the non-compete agreements with former shareholders are secured by certain property and equipment and Common Stock of the Company, and are personally guaranteed by certain shareholders of the Company.

Annual maturities of long-term debt as of December 31, 1998 are as follows:

    1999  ..................................................        $    44
    2000  ..................................................         12,705
    2001....................................................             49
    2002  ..................................................         25,054
    2003  ..................................................             59
    Thereafter  ............................................            409
                                                                    -------
                                                                    $38,320
                                                                    =======

5.   Commitments and Contingencies:

In connection with the business combinations, the Company entered into employment agreements with certain shareholders who are also officers or employees of the Company. Each employment agreement provides for a guaranteed base salary over a three-year period and a discretionary bonus to be determined by the Board of Directors. For the years ending December 31, 1999, 2000 and 2001, the Company is obligated to pay approximately $3,120,000 $2,084,000, and $360,000, respectively, in salaries under these agreements. The agreements contain non-compete covenants and can be terminated based on certain events, as defined. In addition, the agreements provide for lump sum payments equal to three times current salary upon certain triggering events such as a change in control, among other events.

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The Company leases office space under non-cancelable operating leases. Certain leases require additional payments for taxes and operating expenses and provide for renewal options. Future minimum payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year at December 31, 1998 are as follows:

  1999  ....................................................     $ 3,163
  2000  ....................................................       3,011
  2001  ....................................................       2,804
  2002  ....................................................       2,299
  2003  ....................................................       1,611
  Thereafter  ..............................................       1,757
                                                                 -------
                                                                 $14,645
                                                                 =======

Rent expense for the years ended December 31, 1998, 1997 and 1996 was $2,638,000, $863,000 and $969,000, respectively.

From time to time, the Company is involved in litigation incidental to its business including employment practices claims assessed by individuals or governmental agencies. There is currently no litigation which management believes is material.


6.   Termination of Franchise Agreements and Severance Costs:

The Company recorded a charge of $650,000 in 1998 consisting of severance obligations resulting from consolidating its corporate offices in Atlanta, Georgia.

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The Company recorded a $512,000 charge in 1997 as a result of the termination of employment of a former executive, representing the present value of future severance payments due under his employment agreement. The severance obligation is being paid in monthly installments of $16,667 beginning December 1997 and is recorded in other current and long-term liabilities in the accompanying balance sheet.

As of December 31, 1998, approximately $453,000 of severance payments remained to be paid out under the terms of the 1997 and 1998 arrangements.

Prior to May 31, 1994, Acsys Resources, Inc. ("Acsys Resourses") operated as a franchisee under a franchise agreement, which provided for various marketing and royalty payments to the franchisor based on revenues. Effective May 31, 1994, Acsys Resources and the franchisor terminated the agreement. The termination agreement provided for payments to the franchisor of $360,000, which were made and recorded as an expense in 1994. In addition, Acsys Resources was required to pay to the franchisor 1% of revenues for the period June 1, 1994 through May 31, 1995, and 2% of revenues for the period June 1, 1995 through May 31, 1996, resulting in an expense of $201,000 in 1994, $166,000 in 1995, and $108,000 in
1996. In May 1997, Cama of Tampa, Inc. terminated its franchise agreement and made a one-time payment to the franchisor of $170,000, which was recorded as an expense for the year ended December 31, 1997.


7.   Retirement Savings Plan:

Acsys Resources has a defined contribution retirement plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code and allows for eligible employees to contribute to the plan up to 15% of their pretax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The plan provides for discretionary matching contributions by Acsys Resources based on a percentage of the participant's contributions to the plan and a discretionary profit sharing contribution based on employee compensation. Acsys Resources made $55,000, $35,000 and $30,000 in 1998, 1997 and 1996, respectively, in matching contributions and no discretionary contributions were made to the plan.

8.   Income Taxes:

The components of income tax expense (benefit) are as follows:

                                                                             December 31,
                                                       ------------------------------------------------------
                                                              1998               1997               1996
                                                       ----------------   ---------------     ---------------
                                                                            (In thousands)
Federal:
  Current  ............................................          $2,781             $ (96)              $  27
  Deferred  ...........................................           1,859               464                 326
                                                       ----------------   ---------------     ---------------
                                                                  4,640               368                 353
                                                       ----------------   ---------------     ---------------
State:
  Current  ............................................             573               (17)              $   5
  Deferred  ...........................................             314                87                  61
                                                       ----------------   ---------------     ---------------
                                                                    887                70                  66
                                                       ----------------   ---------------     ---------------
                                                                 $5,527             $ 438               $ 419
                                                       ================   ===============     ===============

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The tax effect of significant temporary differences is as follows:

                                                                                 December 31,
                                                                   -------------------------------------
                                                                           1998                1997
                                                                   -----------------    ----------------
                                                                               (In thousands)
GROSS DEFERRED TAX ASSETS:
  Reserves not currently deductible for tax  ...................             $   432             $    72
  Accrued liabilities  .........................................                  78                  --
  Operating loss carryforwards  ................................                  --                 103
                                                                   -----------------    ----------------
                                                                                 510                 175
GROSS DEFERRED TAX LIABILITY:
  Difference between cash basis of
    accounting (tax) and accrual basis of
    accounting (book)  .........................................              (3,050)             (1,165)
  Amortization and depreciation  ...............................                (586)                 --
  Other     ....................................................                 (58)                 --
                                                                   -----------------    ----------------
                                                                              (3,694)             (1,165)
                                                                   -----------------    ----------------
     Net deferred income tax liability  ........................             $(3,184)            $  (990)
                                                                   =================    ================


The federal statutory income tax rate is reconciled to the effective tax rate as follows:

                                                                      December 31,
                                                    ------------------------------------------------
                                                          1998              1997             1996
                                                    -------------     -------------     ------------
Federal statutory rate...........................         34.0%             34.0%            34.0%
Reinstatement of deferred taxes as a result of
 termination of S-corporation status.............         69.7                --               --

State income taxes, net of federal benefit.......          3.4               4.0              4.0
Income allocated to S-corporation period.........         (2.4)            (12.3)           (25.8)
Expenses not deductible for tax purposes.........         23.8               1.9              0.5
                                                 -------------     -------------     ------------
                                                         128.5%             27.6%            12.7%
                                                 =============     =============     ============


9. Related Parties:

At December 31, 1998, the Company had outstanding advances totaling $244,000 to four of its shareholders which are recorded as prepaid and other current assets in the accompanying balance sheet.

The Company owed three shareholders a total of $178,000 at December 31, 1997 for compensation earned but not paid.

10. Capital Transactions:

Stock Option Plans

The Company currently has three stock option plans that provide for the granting of stock options to officers, employees and directors. The objectives of these plans include attracting and retaining personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire the Company's Common Stock. As described below, the Company's 1997 Stock Option Plan (the "1997 Option Plan") is the only plan with stock option awards available for grant.

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


1997 Option Plan

In May 1997, the Company established the 1997 Stock Option Plan (the "Option Plan") authorizing 2,000,000 shares of Common Stock to be issued under the plan. The Option Plan provides that the number of shares of Common Stock available for issuance thereunder shall be automatically increased on the first trading day of each calendar year by the lesser of (i) three percent of the number of shares outstanding on the preceding trading day or (ii) 500,000 shares. Shares of Common Stock which are attributable to awards which have expired, terminated or have been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year. As of January 1, 1999 the number of authorized shares of Common Stock available for issuance under the plan was increased to 2,433,573 shares. In 1998, the Company issued options to purchase 1,816,751 shares of Common Stock, net of cancellations, to certain employees and executive officers of the Company at exercise prices that range from $8.50 to $18.50 per share. In 1997, the Company issued 97,698 non-qualified stock options and 37,500 qualified stock options at $8.00 per share to an officer of the Company.

Acsys Resources Plan

In January 1997, prior to its acquisition by the Company, Acsys Resources issued stock options to its officers and employees under the Acsys Resources 1996 Equity Compensation Plan (the "Acsys Resources Plan"). In September 1997 in connection with merger of the Company and Acsys Resources, the Acsys Resources Plan stock options were exchanged for 109,622 of the Company's stock options at an exercise price of $2.66 per share. The exchange ratio was based on the exchange ratio used to effect the merger between Acsys Resources and the Company on September 3, 1997. In connection with the merger, these options became fully vested in accordance with change of control provision included in the Acsys Resources Plan.

ICON Plan

In May, 1997, prior to its acquisition by the Company, ICON issued stock options to certain employees. In May 1998, in connection with the merger of the Company and ICON, the ICON stock options were exchanged for 39,480 stock options at an aggregate exercise price of $35.40. In connection with the merger, these options became fully vested.

Below is a summary of the status of the Company's stock options outstanding.

                                                                                     Weighted
                                                                                      Average
                                                        Options Outstanding       Exercise Price
                                                       --------------------     -----------------
                                                           (In thousands)
Balance at December 31, 1996                                      -                      -
Options granted                                                         284                $ 4.83
                                                       --------------------     -----------------
Balance at December 31, 1997                                            284                  4.83
Options granted                                                       1,999                 10.48
Options exercised                                                       (67)                 2.66
Options cancelled/forfeited                                            (182)                 9.20
                                                       --------------------     -----------------
Balance at December 31, 1998                                          2,034                $10.06
                                                       ====================     =================


Number of shares exercisable at December 31, 1998                       334                $ 5.77
                                                       ====================     =================

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company accounts for its option plan under opinion No. 25, "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the following pro forma net loss per common share for the years ended December 31, 1998 and 1997 would have resulted:

                                                                                          December 31,
                                                                             -----------------------------------
                                                                                    1998               1997
                                                                             -----------------------------------
                                                                                (In thousands-except per share
                                                                                             data)
Net income (loss):
  As reported  ............................................................           $(1,226)           $ 1,146
                                                                                =============       ============
  As calculated in accordance with SFAS 123  ..............................           $(2,743)           $   871
                                                                                =============       ============
Net income (loss) per common share:
  As reported  ............................................................           $ (0.09)           $  0.02
                                                                                =============       ============
  As calculated in accordance with SFAS 123  ..............................           $ (0.20)           $ (0.01)
                                                                                =============       ============
  Shares used in calculating net income per diluted common share  .........            14,016             10,440
                                                                                =============       ============


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with a risk-free interest rate of 5.4% and 6.5% for the years ended December 31 1998 and 1997, respectively, no expected dividend yield and an expected life of five years. A volatility of 0% was assumed for the year ended December 31, 1997 as the Company was privately held and a volatility rate of 60% was assumed for 1998 as the Company completed its IPO in February, 1998. As of December 31, 1997 and 1998, the weighted average fair value of the options outstanding was $1.61 and $5.46 per option, respectively.

Redemption and Severance Agreements

In September 1996, Acsys Resources, entered into a Stock Redemption Agreement with one of its shareholders. Under this agreement, Acsys Resources repurchased a portion of the shares owned by this shareholder for $458,500. This agreement initially required Acsys Resources to repurchase 122,012 shares of common stock at a price based on an earnings formula defined in the Stock Redemption Agreement. The owner of these 122,012 shares of redeemable common stock entered into a contractual waiver of all redemption rights effective upon the IPO. Accordingly, upon completion of the Company's IPO, these shares have been reclassified as common stock.

In connection with the Stock Redemption Agreement, Acsys Resources and the shareholder also entered into a severance agreement. Under this agreement, the shareholder received $458,500, which was charged to expense in 1996. The Company paid $200,000 and $717,000 in September 1996 and September 1997, respectively in settlement of amounts due under this agreement.

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Acquisitions:

Pooling Transaction

On May 22, 1998, the Company acquired all of the outstanding stock of ICON, an Atlanta-based information technology staffing company, in a stock-for-stock merger. As noted earlier, this transaction was accounted for as a pooling of interests for accounting purposes and as a tax-free reorganization. Under the terms of the merger agreement, ICON shareholders received 2,820,360 shares of Common Stock in exchange for all of the equity interests in ICON. In connection with the merger, the Company recorded a charge for combination expenses of

$1,730,000 in 1998, including investment banking, legal and accounting fees, and other transaction costs associated with the merger.

Purchase Transactions

On August 4, 1998, the Company acquired all of the outstanding stock of Staffing Edge, a specialty professional staffing firm with offices throughout the Midwestern United States, for $22,510,000 in cash, 81,766 shares of Common Stock with an estimated fair value of $838,000, transaction costs of $2,101,000 and assumption of debt of $7,040,000. The Company has accounted for this transaction under the purchase method of accounting. The excess of approximately $32,512,000 of the purchase price over the estimated fair value of net assets acquired was recorded as goodwill and is being amortized on a straight line basis over forty years. The results of operations for Staffing Edge are included from the date of acquisition.

On July 1, 1998, the Company acquired all of the outstanding stock of KPD, an information technology staffing firm located on Long Island, New York. The Company accounted for this transaction under the purchase method of accounting. The results of operations for KPD are included from the date of acquisition.

On March 31, 1998, the Company acquired all of the outstanding stock of TGS, an accounting and finance staffing firm located in Richmond, Virginia. The Company has accounted for this transaction under the purchase method of accounting. The results of operations of TGS are included from the date of acquisition.

On August 12, 1997, the Company acquired all of the outstanding stock of C.P.A. Staffing, Inc. for $1,900,000 in cash, 1,219,274 shares of Common Stock with an estimated fair value of $7,770,000 and transaction costs of $144,000. The Company has accounted for this transaction under the purchase method of accounting. The excess of approximately $8,750,000 of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over forty years. The results of operations for C.P.A. Staffing are included from the date of acquisition.

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table summarizes the unaudited pro forma results of operations of the Company for the years ended December 31, 1997 and 1998 assuming that the acquisitions of C.P.A. Staffing, TGS, KPD and Staffing Edge had occurred on January 1, 1997:

                                                                               For the Year Ended
                                                                                  December 31,
                                                                   ---------------------------------------
                                                                           1998                  1997
                                                                   -------------------   -----------------
                                                                     (in thousands--except per share data)
Service revenues  .............................................          $148,303            $107,805
Pro forma net income  .........................................             1,503                  15
Pro forma diluted net income (loss) per share  ................              0.10               (0.08)
Shares used in computing pro forma diluted net income per
  share amounts  ..............................................            14,452              11,420



12.  Segment and Related Information

The Company adopted Statement of Financial Accounting Standards No 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. This Statement changes the way the Company reports information about its operating segments.

The Company operates throughout major metropolitan markets in the United States. Within each market, the Company offers a variety of placement services that result in differing profit margins. The Company has three reportable segments:
Permanent Placement, Temporary Staffing, and IT Contract services. While there is cross selling, these segments are managed separately as each business generally offers different services, has distinct candidate and client pools, and requires different marketing strategies.

The Permanent Placement segment provides contingency-based placement services for clients by identifying, evaluating and recommending qualified candidates; the permanent placement segment generates revenue equal to a percentage of a
candidate's first year annual salary.   The Temporary placement segment provides
professional and clerical employees to clients, generally billing clients on an
hourly basis.   The Information Technology segment provides clients on a
contracted or hourly basis to assist in ERP software implementation and other systems integration services.

The accounting policies for all segments are the same as those described in the summary of significant accounting policies. The Company does not allocate depreciation expense or assets to the segment due to the nature of the Company's service-based operations, which are not capital intensive. Depreciation expense is included in Corporate for each of the years ended December 31, 1998, 1997 and 1996. The Company evaluates performance based on profit or loss from operations before depreciation, amortization, interest and income taxes.

                          ACSYS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The Revenues and operating income for each of the three identifiable business segments are as follows:

                                                           December 31,
                                      ----------------------------------------------------
Revenues:                                   1998                1997               1996
                                      --------------      -------------      -------------
                                                          (In thousands)
 Permanent Placements                       $ 26,831            $18,071            $12,186
 Temporary Services                           61,197             40,879             34,756
 IT Contract Services                         41,870             19,178              9,800
                                      --------------      -------------      -------------
                                            $129,898            $78,128            $56,742
                                      ==============      =============      =============

Operating Income (Loss):
 Permanent Placements                          3,145              2,403              1,883
 Temporary Services                            7,628              5,279              4,350
 IT Contract Services                          4,538              1,695              1,322
 Corporate                                    (7,501)            (4,526)            (2,891)
 Combination Costs                            (1,730)            (1,797)                 -
 Severance and Franchise
 Termination Costs                              (650)              (682)              (567)
                                      --------------      -------------      -------------
                                            $  5,430            $ 2,372            $ 4,097
                                      ==============      =============      =============



13. Subsequent Events (unaudited)

On February 7, 1999, the Company announced plans designed to reduce the Company's selling general and administrative costs. These plans include the closure of underperforming offices in certain cities and the terminations of employees. Charges to be incurred in the first quarter of 1999 are expected to be up to $3.3 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Acsys, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Acsys, Inc. and Subsidiaries and have issued our report thereon dated February 2, 1999, (except with respect to the matter discussed in Note 4, as to which the date is March 23, 1999). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                     /s/   ARTHUR ANDERSEN LLP


Philadelphia, PA.
February 2, 1999

                          ACSYS, INC. AND SUBSIDIARIES

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1996, 1997 and 1998


                                                                     Charged to
                                                      Beginning      costs and                      Ending
             Description                               Balance        expenses     Deductions      Balance
             -----------                            -----------      -----------   ----------      ---------
1996
Allowance for doubtful accounts  .................       $166           318          (171)          $313
1997
Allowance for doubtful accounts  .................       $313           345          (155)          $503
1998
Allowance for doubtful accounts  .................       $503         1,140          (685)          $958