Form 10-Q
period 1999-03-31
ACSYS INC
filed 1999-05-14
CIK 1047113

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
 [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended March 31, 1999

                                      or

 [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to _____________

                         Commission File No. 000-23711
                         -----------------------------

                                  Acsys, Inc.
            (Exact name of registrant as specified in its charter)

     Georgia                                              58-2299173
     -------                                              ----------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)            Identification Number)

              75 Fourteenth Street, Suite 2200, Atlanta, GA 30309
                   (Address of principal executive offices)


                                 404-817-9440
                                 ------------
             (Registrant's telephone number, including area code)

     Indicate by check [X] whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                  -----    ------



The number of outstanding shares of the registrant's Common Stock on May 7, 1999 was 14,485,111.

================================================================================

                                  Acsys, Inc.

                               TABLE OF CONTENTS


Item No.                                                                    Page
--------                                                                    ----
          PART I - FINANCIAL INFORMATION

  1.      Condensed Consolidated Financial Statements (Unaudited):
            Condensed Consolidated Balance Sheets as of
              March 31, 1999 and December 31, 1998..........................  3
            Condensed Consolidated Statements of Operations
              For the Three Months Ended March 31, 1999 and 1998............  4
            Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 1999 and 1998............  5
            Notes to Condensed Consolidated Financial Statements............  6

  2.      Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 11


  3.      Quantitative and Qualitative Disclosures About Market Risk........ 16

          PART II - OTHER INFORMATION
  6.      Exhibits and Reports on Form 8-K.................................. 17

                                    Part I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                         ACSYS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands-except share data)

                                                                               March 31,         December 31,
                                                                                 1999               1998
                                                                            ---------------     -------------
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                        $     -           $ 1,777
   Accounts receivable, (net of allowances of $1,108 and $958 at
    March 31, 1999 and December 31, 1998, respectively)                              25,468            22,836
   Prepaid expenses and other                                                         4,075             2,073
                                                                            ---------------     -------------
      Total current assets                                                           29,543            26,686
 PROPERTY AND EQUIPMENT, net                                                          5,480             4,979
 GOODWILL AND OTHER INTANGIBLE ASSETS, net                                           53,994            54,366
 OTHER ASSETS                                                                           322               332
                                                                            ---------------     -------------
      Total assets                                                                  $89,339           $86,363
                                                                            ===============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Bank overdrafts                                                                  $   354           $ 1,206
   Current portion of long-term debt                                                     41                44
   Accounts payable                                                                   1,681             2,571
   Accrued and other current liabilities                                             10,169             7,086
   Deferred income taxes                                                                413               413
                                                                            ---------------     -------------
      Total current liabilities                                                      12,658            11,320
                                                                            ---------------     -------------
 LONG-TERM DEBT                                                                      40,525            38,276
                                                                            ---------------     -------------
 DEFERRED INCOME TAXES                                                                2,771             2,771
                                                                            ---------------     -------------
 OTHER LONG-TERM LIABILITIES                                                            224               293
                                                                            ---------------     -------------
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY:
   Common stock, no par value, 45,000,000 shares authorized
     14,471,011 and 14,452,466 issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively                              30,548            30,499
   Retained earnings                                                                  2,613             3,204
                                                                            ---------------     -------------
      Total shareholders' equity                                                     33,161            33,703
                                                                            ---------------     -------------
      Total liabilities and shareholders' equity                                    $89,339           $86,363
                                                                            ===============     =============



        The accompanying notes are an integral part of these statements

                         ACSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands - except per share data)

                                                                                For the three months ended March 31,
                                                                                ------------------------------------
                                                                                     1999                  1998
                                                                                --------------        --------------
SERVICE REVENUES:
    Temporary staffing                                                                 $33,514              $ 19,204
    Permanent placement                                                                  8,552                 5,211
                                                                                --------------        --------------
       Total service revenues                                                           42,066                24,415
                                                                                --------------        --------------
DIRECT COST OF SERVICES, consisting of
  payroll, payroll taxes and benefit costs for
  temporary employees                                                                   23,123                13,584
                                                                                --------------        --------------
       Gross profit                                                                     18,943                10,831
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                              15,758                 9,805
AMORTIZATION AND DEPRECIATION                                                              701                   254
SEVERANCE AND OFFICE CLOSING COSTS                                                       2,829                     -
                                                                                --------------        --------------
       Operating income (loss)                                                            (345)                  772
OTHER INCOME (EXPENSE):
  Interest income                                                                            8                    56
  Interest expense                                                                        (750)                 (128)
                                                                                --------------        --------------
INCOME (LOSS) BEFORE INCOME TAXES                                                       (1,087)                  700
  Income tax provision (benefit)                                                          (496)                3,174
                                                                                --------------        --------------
NET LOSS                                                                               $  (591)             $ (2,474)
                                                                                ==============        ==============
NET LOSS PER SHARE:
  Basic and diluted net loss per share                                                  $(0.04)              $( 0.19)
                                                                                --------------        --------------
  Shares used in computing basic and diluted net loss per share                         14,457                12,764
                                                                                ==============        ==============


        The accompanying notes are an integral part of these statements

                         ACSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                For the three months ended March 31,
                                                                                ------------------------------------
                                                                                    1999                   1998
                                                                                -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $        (591)        $       (2,474)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities-
     Amortization and depreciation                                                        701                    254
     Imputed interest                                                                      17                      -
     Deferred tax expense                                                                   -                  2,876
  Changes in operating assets and liabilities net of  effect of purchase acquisitions:
       Accounts receivable, net                                                        (2,632)                (2,083)
       Prepaid expenses and other                                                      (2,002)                    94
       Other assets                                                                        10                      -
       Accounts payable                                                                  (890)                  (135)
       Accrued liabilities and other                                                    3,083                  1,648
       Other long-term liabilities                                                        (69)                   (40)
                                                                                -------------         --------------
         Net cash provided by (used in) operating activities                           (2,373)                   140
                                                                                -------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash paid for business acquisitions                                              -                   (959)
       Capital expenditures                                                              (830)                  (828)
                                                                                -------------         --------------
         Net cash used in investing activities                                           (830)                (1,787)
                                                                                -------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from initial public offering                                            -                 20,535
       Changes in bank overdrafts                                                        (852)                (1,309)
       Net borrowings on lines of credit                                                    -                    123
       Net borrowings of long-term debt                                                 2,229                      -
       Repayments of long-term debt                                                         -                (11,068)
       Proceeds from exercise of employee stock options                                    49                     56
                                                                                -------------         --------------
          Net cash provided by financing activities                                     1,426                  8,337
                                                                                -------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (1,777)                 6,690
CASH AND CASH EQUIVALENTS, beginning of period                                          1,777                    370
                                                                                -------------         --------------
CASH AND CASH EQUIVALENTS, end of period                                        $           -         $        7,060
                                                                                =============         ==============

        The accompanying notes are an integral part of these statements

                          ACSYS, INC AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Company Background

Acsys, Inc. ("the Company") is a specialty professional staffing firm that operates offices primarily located in metropolitan areas in the Eastern and Midwestern United States. Since May 1997, the Company has completed numerous acquisitions of companies which provide temporary and permanent placement staffing services primarily in the areas of accounting, finance and information technology.


2.   Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Although the December 31, 1998 balance sheet was derived from audited financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Interim results of operations are not necessarily indicative of results to be expected for the entire year.

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to the following: the Company's relatively brief combined operating history, our ability to implement internal controls and reporting systems, risks associated with opening new offices and offering new services, the availability of qualified personnel to staff and supervise new offices, our ability to identify, acquire and integrate acquisitions, the possible effects of a downturn in the economy, the demand for temporary staffing and permanent placement services in our markets, the general level of economic activity and unemployment, existing and emerging competition, the availability of capital to fund acquisitions, our ability to maintain sufficient profit margins despite pricing pressures, the changing regulatory environment, the transactional nature of the permanent placement staffing business and our ability to address the Year 2000 issue.


3.   Initial Public Offering

In February 1998, the Company completed its initial public offering ("IPO") of 2,842,500 shares of common stock at a price of $8.50 per share, generating net cash proceeds of approximately $20.1 million after deducting underwriters' discount and offering costs of approximately 2.4 million.

In connection with the IPO, the Company terminated its S corporation status and recorded in the first quarter of 1998 income tax expense and a corresponding net deferred tax liability of approximately $3,000,000, representing the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes.

4.   Debt



                                                    March 31,      December 31,
                                                      1999             1998
                                                   ------------    ------------
                                                          (In thousands)
   Revolving Credit Facility...................... $     39,920    $     37,660
   Non-compete agreements with former
     shareholder of Infinity Enterprises, Inc.,
     maturing February 2009.......................          990           1,017
   Other..........................................            -               4
                                                   ------------    ------------
                                                         40,910          38,681
   Less--Unamortized discount.....................         (344)           (361)
                                                   ------------    ------------
                                                         40,566          38,320
   Less--Current portion..........................          (41)            (44)
                                                   ------------    ------------
                                                   $     40,525    $     38,276
                                                   ============    ============


In April 1999, the Company amended its revolving credit facility (the "Credit Facility") to increase the principal amount of money it could borrow from $40.0 million to $80.0 million. At March 31, 1999, the Company had borrowed approximately $39.9 million under the Credit Facility, none of which is classified as current. Borrowings under the Credit Facility have been used to finance the Company's business acquisitions and for general corporate purposes.

Interest accrues at a variable rate indexed, at the Company's option, at the bank's prime rate or the London Interbank Offered Rate ("LIBOR"), each plus an applicable margin which varies based on certain leverage ratio requirements. Accordingly, interest rates may vary from the prime rate to the prime rate plus 1.0% or from LIBOR plus 1.5% to LIBOR plus 2.5%, based on the Company's Consolidated Leverage Ratio (as such term is defined in the Credit Facility), provided, however, that until the end of quarter ending September 30, 1999, the applicable margin shall be 3.0%.

The Credit Facility contains customary affirmative covenants and certain operating and financial covenants. The financial covenants include, without limitation, requirements to not exceed a certain consolidated leverage ratio, to maintain a certain consolidated fixed charge coverage ratio and a consolidated net worth, and to not exceed certain consolidated capital expenditures and rental payments levels.


5.   Mergers, Acquisitions, and Pro Forma Financial Information

Pooling Transaction

On May 22, 1998, the Company acquired all of the outstanding stock of ICON Search and Consulting, Inc. ("ICON"), an Atlanta-based information technology staffing company, in a stock-for-stock merger. This transaction was accounted for as a pooling of interests for accounting purposes and as a tax-free reorganization. Under the terms of the merger agreement, ICON shareholders received 2,820,360 shares of Common Stock in exchange for all of the equity interests in ICON. In connection with the merger, the Company recorded a charge for combination expenses of $1.7 million in 1998, including investment banking, legal and accounting fees, and other transaction costs associated with the merger.

Purchase Transactions

On August 4, 1998, the Company acquired all of the outstanding stock of Staffing Edge, Inc. ("Staffing Edge"), a specialty professional staffing firm with offices throughout the Midwestern United States, for $22.5 million in cash, 81,766 shares of Common Stock with an estimated fair value of $838,000, transaction costs of $2.1 million and assumption of debt of $7.0 million. The Company has accounted for this transaction under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired, of approximately $32.5 million, was recorded as goodwill and is being amortized on a straight line basis over forty years. The results of operations for Staffing Edge are included from the date of acquisition.

On July 1, 1998, the Company acquired all of the outstanding stock of KPD Systems, Inc. ("KPD"), an information technology staffing firm located on Long Island, New York. The Company accounted for this transaction under the purchase method of accounting. The results of operations for KPD are included from the date of acquisition.

On March 31, 1998, the Company acquired all of the outstanding stock of TGS Resources Group, Inc. ("TGS"), an accounting and finance staffing firm located in Richmond, Virginia. The Company has accounted for this transaction under the purchase method of accounting. The results of operations of TGS are included from the date of acquisition.

The following unaudited pro forma consolidated results of operations assume that all of the above purchases occurred on January 1, 1998, and that the Company incurred incremental interest expense on debt presumed to be incurred to fund the acquisitions. Additionally, these pro forma results reflect an adjustment to officer and employee compensation based upon employment agreements entered into upon the closing of certain of the Company's acquisitions.

Prior to February 5, 1998, the Company was an S corporation and not subject to
income taxes.   These pro forma results include adjustments to reflect the
Company as a taxable entity during all periods presented:

                                                Three Months ended March 31,
                                           -------------------------------------
                                                1999                 1998
                                             -----------         -----------
                                           (In thousands, except per share data)
Pro forma revenue                          $    42,066           $    32,005
Pro forma net income (loss)                       (591)                  307
Diluted earnings (loss) per share          $     (0.04)          $      0.02
Diluted shares                                  14,457                13,368



6.   Commitments and Contingencies

From time to time, the Company is involved in litigation incidental to its business, including employment practices claims assessed by individuals or governmental agencies. There is currently no litigation which management believes is material.

7.   Severance and Office Closing Costs

During the first quarter of 1999, the Company announced plans to reduce future selling, general, and administrative costs. These plans included the closure of an under-performing office and the termination of certain former employees, principally related to integration efforts. The charge taken in the first three months ended March 31, 1999 related to these actions was $2.8 million of which approximately $2.4 million related to severance costs and $400,000 related to office closing costs. Approximately $1.2 million of these severance and office closing costs will be paid in periods after March 31, 1999.


8.   Supplemental Cash Flow Information

During the three months ended March 31, 1999 and 1998, the Company paid interest expense of $600,000 and $131,000, respectively.

During the three months ended March 31, 1999 and 1998, the Company paid income taxes of $819,000 and $0, respectively.


9.   Segment and Related Information

The Company operates throughout major metropolitan markets in the United States. Within each market, the Company offers a variety of placement services that result in differing profit margins. The Company has three reportable segments:
Permanent Placement, Temporary Services, and IT Contract Services. While there is cross selling, these segments are managed separately as each business generally offers different services, has distinct candidate and client pools, and requires different marketing strategies.

The Permanent Placement segment provides contingency-based placement services for clients by identifying, evaluating and recommending qualified candidates; the permanent placement segment generates revenue equal to a percentage of a
candidate's first year annual salary.   The Temporary Services segment provides
professional and clerical employees to clients, generally billing clients on an
hourly basis.   The IT Contract Services segment provides clients on a
contracted or hourly basis to assist in enterprise resource planning or ERP software implementation and other systems integration services.

The Company does not allocate depreciation expense or assets to the segment due to the nature of the Company's service-based operations, which are not capital intensive. Depreciation expense is included in Corporate Overhead Expense for each of three months ended March 31, 1999 and 1998. The Company evaluates performance based on profit or loss from operations before depreciation, amortization, interest and income taxes.

The revenues and operating income (loss) for each of the three identifiable business segments are as follows:

                                               For the three months ended
                                                       March 31,
                                               ---------------------------
Revenues:                                        1999              1998
                                               ---------        ----------
                                                     (in thousands)
  Permanent Placements                         $   8,552        $    5,211
  Temporary Services                              19,754            11,754
  IT Contract Services                            13,760             7,450
                                               ---------        ----------
                                               $  42,066        $   24,415
                                               =========        ==========

Operating Income (Loss):
  Permanent Placements                         $   1,028        $      371
  Temporary Services                               2,376               836
  IT Contract Services                             1,655               530
  Corporate Overhead Expense                      (2,575)             (965)
  Severance and Office Closing Costs              (2,829)                -
                                               ---------        ----------
                                               $    (345)       $      772
                                               =========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe," "intend," and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks, such as the transactional nature of the permanent placement staffing business, industry and economic conditions and other factors as discussed in this and our other filings with the Securities and Exchange Commission, including the "Risk Factors" section of the prospectus included in our Registration Statement on Form S-1 (File number 333-67437), as declared effective by the Securities and Exchange Commission on December 1, 1998. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Introduction

Acsys is one of the leading specialty professional staffing and permanent placement firms in the United States. We operate more than 40 offices serving major metropolitan markets across the United States, with a more significant presence in the Eastern and Midwestern United States. We were formed in March 1997 and since our formation have acquired 11 businesses.

The results of operations of TGS Resources Group, Inc ("TGS"), KPD Systems, Inc. ("KPD") and Staffing Edge, Inc. ("Staffing Edge") are included beginning March 31, 1998, July 1, 1998 and August 4, 1998 (their respective dates of acquisition). As a result, combined results may not be comparable to or indicative of future performance. Our revenues and expenses may be significantly affected by the number and timing of the acquisition of additional businesses, the opening of additional offices or the introduction of new services. The timing of such expansion activities may also affect period-to-period comparisons.

Results of Operations

Historical Results for the Three Months Ended March 31, 1999 Compared to Historical Results for the Three Months Ended March 31, 1998

Service Revenues. Total service revenues increased $17.7 million, or 72.5%, to $42.1 million for the three months ended March 31, 1999 from $24.4 million for the corresponding period in 1998. Temporary staffing service revenues, excluding IT contract service revenue, increased $7.9 million, or 66.9%, to $19.7 million for the three months ended March 31, 1999 as compared to $11.8 million for 1998. The increase in temporary staffing service revenues is primarily attributable to the increase in billing rates and the impact of the acquisitions of TGS, KPD and Staffing Edge. IT contract service revenue increased $6.3 million, or 84.0% to 13.8 million in 1999 as compared to $7.5 million in 1998 due to the growth of our Enterprise Resource Planning ("ERP") implementation consulting services, particularly our SAP implementation services. Permanent placement service revenues increased $3.4 million, or 65.4%, to $8.6 million for the three months ended March 31, 1999 from $5.2 million for the corresponding period in 1998. Permanent placement service revenues increased primarily due to an increase in the number of permanent placements and increases resulting from the purchased acquisitions completed after the first quarter of 1998.

Gross Profit. Gross profit increased $8.1 million, or 75.0%, to $18.9 million for the three months ended March 31, 1999 from $10.8 million for the corresponding period in 1998. Gross profit as a percentage of service revenues increased to 45.0% for the first quarter of 1999 compared to 44.4% for the first
quarter of 1998.   The gross profit percentage is comparable between the three months ended March 31 1999 and 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.0 million, or 61.2%, to $15.8 million for the three months ended March 31, 1999 from $9.8 million for the three months ended March 31, 1998, principally due to the purchased acquisitions completed after the first quarter of 1998. As a percentage of revenues, selling, general and administrative expenses were 37.5% for the three months ended March 31, 1999 compared with 40.2% for the corresponding period in 1998. This decrease as a percentage of revenues is primarily due to spreading overhead costs over a substantially larger revenue base.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended March 31, 1999 increased $447,000 from the corresponding period of 1998. Amortization expense increased in 1999 from the goodwill arising from the purchased acquisitions completed after the first quarter of 1998. Depreciation expense in 1999 increased principally as a result of capital expenditures.

Severance and Office Closing Costs. During the first quarter of 1999, we announced plans to reduce future selling, general, and administrative costs. These plans included the closure of an under-performing office and the termination of certain former employees, principally related to integration efforts. The charge taken in the first three months ended March 31, 1999 related to these actions was $2.8 million, of which approximately $2.4 million related to severance costs and $400,000 related to office closing costs. Approximately $1.2 million of these severance and office closing costs will be paid in periods after March 31, 1999.

Other Expense, net. For the three months ended March 31, 1999, we recorded net interest expense of $742,000 consisting principally of interest expense under our credit facility and certain non-compete and severance arrangements. For the three months ended March 31 1998, we recorded net interest expense of $72,000 consisting principally of interest expense on our credit facility.

Income Tax Expense (Benefit). For the three months ended March 31, 1999, we recognized an income tax benefit of $496,000 on pre-tax loss of $1.1 million.
In the first quarter of 1998, we recorded a tax liability of approximately $3.0 million, representing the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes. This liability will be paid over a four-year period.

Net Loss. We recognized a net loss and a net loss per share of $591,000 and $0.04, respectively, in the first quarter of 1999. In the comparable period for 1998 we recognized a net loss and net loss per share of $2.5 million and $0.19, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 1999, net cash used for operating activities was $2.4 million primarily due to an increase in accounts receivable and prepaid expenses which was only partially offset by an increase in accrued liabilities. For the three months ended March 31, 1998, cash provided by operations was $140,000 primarily due to the change in deferred tax expense and an increase in accrued expenses which was only partially offset by the net loss and an increase in accounts receivable.

For the three months ended March 31, 1999, net cash used in investing activities was $830,000 and related principally to capital expenditures. For the three months ended March 31, 1998, net cash used in investing activities was $1.8 million, of which $959,000 was related to business acquisitions and $828,000 was related capital expenditures.

For the three months ended March 31, 1999, net cash provided by financing activities was $1.4 million, principally due to increases in our borrowing under the Credit Facility (as defined below). For the three months ended March 31, 1998, net cash provided by financing activities was $8.3 million, principally due to our IPO which was partially offset by repayments of long-term debt.

On April 13, 1999, we amended and restated our credit facility with NationsBank, N.A., as administrative agent (the "Administrative Agent"), and the lenders party thereto from time to time (the "Credit Facility"). The Credit Facility consists of an $80.0 million revolving credit facility, including a subfacility for letters of credit in an amount of $10.0 million and a subfacility for swing line loans in an amount of $5.0 million.

Loans under the Credit Facility are evidenced by notes and mature on or before April 13, 2002. Proceeds of the Credit Facility may be used to finance working capital and general corporate purposes, capital expenditures and permitted acquisitions.

Interest accrues at a variable rate indexed, at our option, at the Administrative Agent's prime rate or the London Interbank Offered Rate ("LIBOR"), each plus an applicable margin which varies based on certain leverage ratio requirements. Accordingly, interest rates may vary from the prime rate to the prime rate plus 1.0% or from LIBOR plus 1.5% to LIBOR plus 2.5%, based our Consolidated Leverage Ratio (as such term is defined in the Credit Facility), provided, however, that until the end of quarter ending September 30, 1999, the applicable margin shall be 3.0%.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, including our accounts receivable, inventory, equipment, general intangibles and other property. Additionally, the Credit Facility is secured by a first priority pledge of the capital stock of our direct and indirect subsidiaries, as well as any future subsidiary that we may organize or acquire.

The Credit Facility contains customary affirmative covenants and certain operating and financial covenants. The financial covenants include, without limitation, requirements to not exceed a certain consolidated leverage ratio, to maintain a certain consolidated fixed charge coverage ratio and a consolidated net worth, and to not exceed certain consolidated capital expenditures and rental payment levels.

The Nasdaq Stock Market has various requirements for continued listing on the National Market including a requirement that the minimum bid price per share of the listed capital stock of each listed company not fall below a certain price for any 30-consecutive business day period. After the 30-day period, the issuer has 90 calendar days to achieve compliance by meeting the minimum bid price for 10 consecutive business days. We have received notice from the Nasdaq National Market that our Common Stock has not met the minimum bid requirement and that we had until May 12, 1999 to achieve compliance. We did not meet the minimum bid price for the required number of days before the prescribed period ended. As a result, we have requested a hearing with NASDAQ at which time we will present a plan to meet the Nasdaq Stock Market's requirements. There can be no assurance that such plan will be approved by NASDAQ and if approved whether it will ultimately be effective. Accordingly, there can be no assurance that we will be able to continue to list our common stock on the Nasdaq Stock Market's National Market.

Recent Trends and Developments

In the first quarter of 1999, we generated approximately 16.9% of our revenues and 8.4% of our gross profit from the placement of contract professionals in positions related to the implementation of SAP's ERP software. SAP has announced that it has experienced a slowdown in orders for its software. SAP believes this slowdown is related to its clients allocating resources away from ERP implementation in order to address year 2000 issues. In the first quarter of 1999, we experienced a decrease in our SAP implementation staffing business. We believe this decrease is due to clients allocating their resources away from SAP implementation to address year 2000 issues and thus, that the decrease will be temporary. Our belief that this trend is temporary is a forward-looking statement that is subject to risks and uncertainties. Actual results may differ materially from our estimate due to a variety of factors, including continued decreased demand for SAP software and the attendant implementation services.

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

Acsys' State of Readiness. We have assessed our major IT vendors and technology providers and are in the process of testing our systems to determine Year 2000 compliance. In addition, we are in the process of assessing our non-IT systems that utilize embedded technology such as micro-controllers and reviewing them for Year 2000 compliance.

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

Costs to Address Acsys' Year 2000 Issues.   We expense costs associated with
Year 2000 system changes as the costs are incurred except for system change costs that we would otherwise capitalize. To date we have incurred costs of approximately $750,000 in connection with our Year 2000 compliance plan (our "Year 2000 Plan"), and we expect to spend an additional $250,000 to complete our Year 2000 Plan. The financial impact of these expenses has not been material, and we do not expect future remediation costs to be material to our consolidated financial position or results of operations. We cannot estimate the future costs incurred as a result of Year 2000 issues suffered by our Primary Service Providers and customers, and we cannot be assured that we will successfully address the Year 2000 issues present in our own systems.

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

The estimates and conclusions included in this discussion contain forward-looking statements and are based on management's best estimates of future events. Acsys' expectations about risks, future costs and the timely completion of its Year 2000 modifications may turn out to be incorrect and any variance from these expectations could cause actual results to differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include Acsys' success in identifying and correcting potential Year 2000 issues and the ability of third parties to appropriately address their Year 2000 issues. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We have interest rate risk under our Credit Facility. A change in either our lender's prime rate, the federal funds rate or the London Inter-Bank Offering Rate (LIBOR) would affect the rate at which that we could borrow funds under our existing credit agreement. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of the terms of our Credit Facility.

                                    Part II
                               Other Information


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


   (a)  Exhibits.


Exhibit
Number                                    Description
------------                              -----------

   10.12.5    Amended and Restated Revolving Credit Agreement, dated April 13,
              1999, by and among Acsys, Inc. (f/k/a ICCE, Inc.), as Borrower, and NationsBank, N.A., as Administrative Agent and the Lenders
              Party Thereto from Time to Time
   27         Financial Data Schedule.


   (b)  Reports on Form 8-K

        Acsys did not file any Current Reports on Form 8-K during the three months ended March 31, 1999.

                                  Acsys, Inc.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Acsys, Inc.
                                      ------------------------------------------
                                                   (registrant)


     Date:   May 14, 1999                      /s/ Brady Mullinax, Jr.
             ------------             ------------------------------------------
                                                 Brady Mullinax, Jr.
                                               Chief Financial Officer
                                      (the registrant's principal financial and
                                        chief accounting officer, who is duly
                                           authorized to sign this report)

                                 EXHIBIT INDEX


Exhibit
Number                                     Description
------------                               -----------

  10.12.5     Amended and Restated Revolving Credit Agreement, dated April 13,
              1999, by and among Acsys, Inc. (f/k/a ICCE, Inc.), as Borrower, and NationsBank, N.A., as Administrative Agent and the Lenders
              Party Thereto from Time to Time
  27          Financial Data Schedule.