Form 10-Q
period 1999-06-30
ACSYS INC
filed 1999-08-09
CIK 1047113

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended June 30, 1999

                                      or

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

                            Yes   X        No _____
                                -----

The number of outstanding shares of the registrant's Common Stock on August 6, 1999 was 14,488,636.

================================================================================

                                  ACSYS, INC.

                               TABLE OF CONTENTS

Item No.                                                                                     Page
--------                                                                                     ----
          PART I - FINANCIAL INFORMATION

  1.      Condensed Consolidated Financial Statements (Unaudited):
            Condensed Consolidated Balance Sheets as of
              June 30, 1999 and December 31, 1998.........................................     3
            Condensed Consolidated Statements of Operations
              For the Three Months Ended June 30, 1999 and 1998
              For the Six Months Ended June 30, 1999 and 1998.............................     4
            Condensed Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 1999 and 1998.............................     5
            Notes to Condensed Consolidated Financial Statements..........................     6

  2.        Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................    11

  3.        Quantitative and Qualitative Disclosures About Market Risk....................    18

            PART II - OTHER INFORMATION

  2.        Changes in Securities and Use of Proceeds.....................................    19

  4.        Submission of Matters to a Vote of Security Holders...........................    19

  6.        Exhibits and Reports on Form 8-K..............................................    21

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                         ACSYS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands-except share data)

                                                                                     June 30,                 December 31,
                                                                                      1999                       1998
                                                                            -----------------------     --------------------
ASSETS
 CURRENT ASSETS:
      Cash and cash equivalents                                                             $     -                  $ 1,777
      Accounts receivable, (net of allowances of $1,156 and $958 at
      June 30, 1999 and December 31, 1998, respectively)                                     26,520                   22,836
      Prepaid expenses and other                                                              2,683                    2,073
                                                                            -----------------------     --------------------
           Total current assets                                                              29,203                   26,686
 PROPERTY AND EQUIPMENT, net                                                                  6,308                    4,979
 GOODWILL AND OTHER INTANGIBLE ASSETS, net                                                   54,577                   54,366
 OTHER ASSETS                                                                                   329                      332
                                                                            -----------------------     --------------------
           Total assets                                                                     $90,417                  $86,363
                                                                            =======================     ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Bank overdrafts                                                                       $   542                  $ 1,206
      Current portion of long-term debt                                                          43                       44
      Accounts payable                                                                        1,378                    2,571
      Accrued liabilities                                                                     8,743                    7,086
      Deferred income taxes                                                                     413                      413
                                                                             -----------------------     --------------------
           Total current liabilities                                                         11,119                   11,320
                                                                             -----------------------     --------------------
 LONG-TERM DEBT                                                                              41,866                   38,276
                                                                             -----------------------     --------------------
 DEFERRED INCOME TAXES                                                                        2,771                    2,771
                                                                            -----------------------     --------------------
 OTHER LONG-TERM LIABILITIES                                                                    245                      293
                                                                            -----------------------     --------------------
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 5,000,000 shares authorized,
       no shares issued or outstanding                                                            -                        -
    Common stock, no par value, 45,000,000 shares authorized
      14,488,636 and 14,452,466 issued and outstanding at
      June 30, 1999 and December 31, 1998, respectively                                      30,548                   30,499
    Retained earnings                                                                         3,868                    3,204
                                                                             -----------------------     --------------------
        Total shareholders' equity                                                           34,416                   33,703
                                                                            -----------------------     --------------------
        Total liabilities and shareholders' equity                                          $90,417                  $86,363
                                                                            =======================     ====================

        The accompanying notes are an integral part of these statements

                         ACSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands - except per share data)

                                                        For the three months ended             For the six months ended
                                                                 June 30,                              June 30,
                                                ------------------------------------------   -------------------------------------
                                                      1999                     1998                1999                  1998
                                                -----------------       ------------------   ----------------    -----------------
SERVICE REVENUES:
     Temporary staffing                                   $34,095                  $20,835            $67,608              $40,040
     Permanent placement                                    7,725                    6,546             16,278               11,757
                                                -----------------       ------------------   ----------------    -----------------
               Total service revenues                      41,820                   27,381             83,886               51,797
                                                -----------------       ------------------   ----------------    -----------------
DIRECT COST OF SERVICES, consisting of
     payroll, payroll taxes and benefit
      costs for temporary employees                        23,273                   14,469             46,396               28,053
                                                -----------------       ------------------   ----------------    -----------------
               Gross profit                                18,547                   12,912             37,490               23,744
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                              14,731                   10,730             30,489               20,535
AMORTIZATION AND DEPRECIATION                                 774                      303              1,475                  557
COMBINATION EXPENSES                                            -                    1,730                  -                1,730
SEVERANCE AND OFFICE CLOSING COSTS                              -                      650              2,829                  650
                                                -----------------       ------------------   ----------------    -----------------
               Operating income (loss)                      3,042                     (501)             2,697                  272
OTHER INCOME (EXPENSE):
    Interest expense, net                                    (952)                       9             (1,653)                 (64)
    Other, net                                                234                        -                193                    -
                                                -----------------       ------------------   ----------------    -----------------
INCOME (LOSS) BEFORE INCOME TAXES                           2,324                     (492)             1,237                  208
    Income tax expense                                      1,069                      509                573                3,684
                                                -----------------       ------------------   ----------------    -----------------
NET INCOME (LOSS)                                         $ 1,255                  $(1,001)           $   664              $(3,476)
                                                =================       ==================   ================    =================
NET INCOME (LOSS) PER SHARE:
  Basic and diluted net income (loss) per share           $  0.09                  $ (0.07)           $  0.05              $( 0.26)
                                                =================       ==================   ================    =================
  Shares used in computing basic net
   income (loss) per share                                 14,481                   14,292             14,469               13,575
                                                =================       ==================   ================    =================
  Shares used in computing diluted net
   income (loss) per share                                 14,522                   14,292             14,510               13,575
                                                =================       ==================   ================    =================

        The accompanying notes are an integral part of these statements

                         ACSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                   For the Six Months Ended
                                                                                            June 30,
                                                                           ------------------------------------------
                                                                                 1999                     1998
                                                                           ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $   664               $ (3,476)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Amortization and depreciation                                                       1,475                    509
    Imputed interest                                                                       32                      -
    Deferred taxes                                                                          -                  2,529
  Changes in operating assets and liabilities, net of effect of purchase acquisitions:
    Accounts receivable, net                                                           (3,684)                (3,804)
    Prepaid expenses and other                                                           (610)                   151
    Other assets                                                                            3                   (148)
    Accounts payable                                                                   (1,193)                   720
    Accrued liabilities and other                                                       1,657                  1,192
    Other long-term liabilities                                                           (48)                    65
                                                                           ------------------      -----------------
         Net cash used in operating activities                                         (1,704)                (2,262)
                                                                           ------------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for business acquisitions                                                   -                   (959)
  Capital expenditures                                                                 (2,061)                (1,479)
                                                                           ------------------      -----------------
         Net cash used in investing activities                                         (2,061)                (2,438)
                                                                           ------------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from initial public offering                                                 -                 20,199
  Changes in bank overdrafts                                                             (664)                  (764)
  Net borrowings (repayments) of long-term debt                                         3,557                (11,064)
  Distributions to shareholders                                                             -                   (545)
  Deferred financing costs                                                               (954)                   (45)
  Proceeds from exercise of employee stock options                                         49                     72
                                                                           ------------------      -----------------
         Net cash provided by financing activities                                      1,988                  7,853
                                                                           ------------------      -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (1,777)                 3,153
CASH AND CASH EQUIVALENTS, beginning of period                                          1,777                    370
                                                                           ------------------      -----------------
CASH AND CASH EQUIVALENTS, end of period                                              $     -               $  3,523
                                                                           ==================      =================

        The accompanying notes are an integral part of these statements

                         ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Company Background

Acsys, Inc. ("the Company") is a specialty professional staffing firm that operates approximately 40 offices serving 20 major metropolitan markets across the United States with a more significant presence in the Eastern and Midwestern United States. The Company has acquired several companies that provide temporary and permanent placement staffing services primarily in the areas of accounting, finance and information technology.

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

3.   Initial Public Offering

In February 1998, the Company completed its initial public offering ("IPO") of 2,842,500 shares of common stock at a price of $8.50 per share, generating net cash proceeds of approximately $20.1 million after deducting underwriters' discounts and offering costs of approximately $2.4 million.

In connection with the IPO, the Company terminated its S corporation status and recorded in the first quarter of 1998 income tax expense and a corresponding net deferred tax liability of approximately $3.0 million, representing the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes.

4.   Debt

                                                                                     June 30,                 December 31,
                                                                                       1999                       1998
                                                                              ----------------------    ---------------------
                                                                                              (In thousands)
   Revolving Credit Facility.........................................                        $41,271                  $37,660
   Non-compete agreements with former shareholders of Infinity
       Enterprises, Inc., maturing February 2009.....................                            967                    1,017
   Other.............................................................                              -                        4
                                                                              ----------------------    ---------------------
                                                                                              42,238                   38,681
   Less--Unamortized discount........................................                           (329)                    (361)
                                                                              ----------------------    ---------------------
                                                                                              41,909                   38,320
   Less--Current portion.............................................                            (43)                     (44)
                                                                              ----------------------    ---------------------
                                                                                             $41,866                  $38,276
                                                                              ======================    =====================

In April 1999, the Company amended its revolving credit facility (the "Credit Facility") to increase the principal amount of money it could borrow from $40.0 million to $80.0 million. At June 30, 1999, the Company had borrowed approximately $41.3 million under the Credit Facility, none of which is classified as current. Borrowings under the Credit Facility have been used to finance the Company's business acquisitions and for general corporate purposes.

Interest accrues at a variable rate indexed, at the Company's option, at the bank's prime rate or the London Interbank Offered Rate ("LIBOR"), each plus an applicable margin which varies based on certain leverage ratio requirements. Accordingly, interest rates may vary from the prime rate to the prime rate plus 1.0% or from LIBOR plus 1.5% to LIBOR plus 2.5%, based on the Company's Consolidated Leverage Ratio (as defined in the Credit Facility), provided, however, that until the end of quarter ending September 30, 1999, the applicable margin shall be 3.0%.

The Credit Facility contains customary affirmative covenants and certain operating and financial covenants. The financial covenants include, without limitation, requirements to not exceed a certain consolidated leverage ratio, to maintain a certain consolidated fixed charge coverage ratio and a consolidated net worth, and to not exceed certain consolidated capital expenditures and rental payments levels. As of June 30, 1999, the Company was in compliance with all financial and non-financial covenants.

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

Prior to February 5, 1998, the Company was an S corporation and not subject to income taxes. These pro forma results include adjustments to reflect the Company as a taxable entity during all periods presented:

                                     Three Months ended June 30,              Six Months ended June 30,
                               -------------------------------------     -------------------------------------
                                    1999                   1998                1999                 1998
                               ---------------        --------------     ---------------      ----------------
                               (In thousands, except per share data)     (In thousands, except per share data)
Pro forma revenue                      $41,820              $35,895              $83,886              $67,349
Pro forma net income (loss)              1,255                 (303)                 664                  (80)
Basic and diluted earnings
 (loss) per share                      $  0.09              $ (0.02)             $  0.05              $ (0.01)
Basic shares                            14,481               14,452               14,469               13,734
Diluted shares                          14,522               14,452               14,510               13,734

6.   Severance and Closing Costs

During the first quarter of 1999, the Company announced plans to reduce future selling, general and administrative costs. These plans included the closure of an under-performing office and the termination of certain former employees, principally related to integration efforts. The charge taken in the first quarter of 1999 related to these actions was $2.8 million, of which approximately $2.4 million related to severance costs and $400,000 related to office closing costs. Approximately $500,000 of these severance and office closing costs will be paid in periods after June 30, 1999.

7.   Supplemental Cash Flow Information

During the six months ended June 30, 1999 and 1998, the Company paid interest expense of $1.4 million and $244,000, respectively.

During the six months ended June 30, 1999 and 1998, the Company paid income taxes of $898,000 and $1.2 million, respectively.

8.   Segment and Related Information

The Company operates throughout major metropolitan markets in the United States. Within each market, the Company offers a variety of placement services that result in differing profit margins. The Company has three reportable segments:
Permanent Placements, Temporary Services, and IT Contract Services. While there is cross selling, these segments are managed separately as each business generally offers different services, has distinct candidate and client pools, and requires different marketing strategies.

The Permanent Placements segment provides contingency-based placement services for clients by identifying, evaluating and recommending qualified candidates. The Permanent Placements segment generates revenue equal to a percentage of a candidate's first-year annual salary. The Temporary Services segment provides professional and clerical employees to clients, generally billing clients on an hourly basis. The IT Contract Services segment provides clients on a contracted or hourly basis to assist in enterprise resource planning software implementation and other systems integration services.

The Company does not allocate depreciation expense or assets to each of the segments due to the nature of the Company's service-based operations, which are not capital intensive. Depreciation expense is included in Corporate Overhead Expense for each of the periods presented below. The Company evaluates performance based on profit or loss from operations before depreciation, amortization, interest and income taxes.

The revenues and operating income (loss) for each of the three identifiable business segments are as follows:

                                        For the three months ended June,                 For the six months ended June,
                                  ------------------------------------------      ------------------------------------------
                                         1999                    1998                    1999                    1998
                                  ------------------      ------------------      ------------------      ------------------
Revenues:                                        (in thousands)                                  (in thousands)
 Permanent Placements                $         7,725           $       6,546           $      16,278           $      11,757
 Temporary Services                           20,450                  12,290                  40,204                  24,045
 IT Contract Services                         13,645                   8,545                  27,404                  15,995
                                  ------------------      ------------------      ------------------      ------------------
                                     $        41,820           $      27,381           $      83,886           $      51,797
                                  ==================      ==================      ==================      ==================

Operating Income (Loss):
 Permanent Placements                $         1,015           $         734           $       2,048           $       1,105
 Temporary Services                            2,688                   1,377                   5,059                   2,214
 IT Contract Services                          1,793                     958                   3,448                   1,488
 Corporate Overhead Expense                   (2,454)                 (1,190)                 (5,029)                 (2,155)
 Combination, Severance and
  Office Closing Costs                             -                  (2,380)                 (2,829)                 (2,380)
                                   ------------------      ------------------      ------------------      ------------------
                                     $         3,042           $        (501)          $       2,697           $         272
                                  ==================      ==================      ==================      ==================

9.   Shareholder Rights Protection Rights Agreement

During the second quarter of 1999, we adopted a shareholder protection rights agreement (the "Rights Plan") and issued Rights in connection with the Rights Plan. The Rights Plan provided that a dividend of one share purchase Right be issued for each outstanding share of common stock to shareholders of record as of the close of business on July 2,1999. Generally, the Rights are exercisable only if a person or group (other than certain existing shareholders) acquires 15% or more of our common stock or announces a tender offer. Each Right entitles shareholders to buy one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $25.

If we are acquired after a person has acquired 15% or more of our common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of shares of the acquiring company's common stock having a market value of twice such price. Additionally, if we are not acquired, a Rights holder (other than the person or group acquiring 15% or more) will be entitled to purchase, at the Right's then-current exercise price, a number of shares of our common stock having a market value of twice such price.

Following the acquisition of 15% or more of our common stock, but less than 50% by any Person or Group, the Board may exchange the Rights (other than Rights owned by such person or group) at an exchange ratio of one share of our common stock for each Right.

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

Introduction

We are a specialty professional staffing firm that operates approximately 40 offices serving 20 major metropolitan markets across the United States with a more significant presence in the Eastern and Midwestern United States. We have acquired several companies that provide temporary and permanent placement staffing services primarily in the areas of accounting, finance and information technology. The results of operations of KPD Systems, Inc. ("KPD") and Staffing Edge, Inc. ("Staffing Edge") are included in the Company's consolidated results of operations beginning July 1, 1998 and August 4, 1998, respectively. As a result, consolidated results may not be comparable to or indicative of future performance. Our revenues and expenses may be significantly affected by the number and timing of the acquisition of additional businesses, the opening of additional offices or the introduction of new services. The timing of such expansion activities may also affect period-to-period comparisons.

Results of Operations

Historical Results for the Three Months Ended June 30, 1999 Compared to Historical Results for the Three Months Ended June 30, 1998

Service Revenues. Total service revenues increased $14.4 million, or 52.7%, to $41.8 million for the three months ended June 30, 1999 from $27.4 million for the corresponding period in 1998. Temporary staffing service revenues, excluding IT contract service revenue, increased $8.2 million, or 66.4%, to $20.5 million for the three months ended June 30, 1999 as compared to $12.3 million for 1998. Temporary staffing service revenues increased primarily due to the impact of acquiring Staffing Edge after the second quarter of 1998. IT contract service revenue increased $5.1 million, or 59.7% to $13.6 million in the three months ended June 30, 1999 as compared to $8.5 million in 1998 due to the impact of acquiring KPD in July 1998 and to internal growth. Permanent placement service revenues increased $1.2 million, or 18.0%, to $7.7 million for the three months ended June 30, 1999 from $6.5 million for the corresponding period in 1998. Permanent placement service revenues increased primarily due to the impact of the Staffing Edge acquisition.

Gross Profit. Gross profit increased $5.6 million, or 43.6%, to $18.5 million for the three months ended June 30, 1999 from $12.9 million for the corresponding period in 1998. The increase in permanent placement revenue contributed $1.2 million of the increase in gross profit since the direct costs associated with these permanent placement revenues are included in selling, general and administrative expenses. The remaining gross profit increase is due principally to the gross profit margin on higher temporary services revenue in the three months ended June 30, 1999 as compared to the same period in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.0 million, or 37.3%, to $14.7 million for the three months ended June 30, 1999 from $10.7 million for the three months ended June 30, 1998 due to the impact of acquisitions after June 30, 1998 and to a lesser extent due to the impact of higher direct costs for permanent placement services related to increased permanent placement revenues in the three months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses were 35.2% for the three months ended June 30, 1999 compared with 39.2% for the corresponding period in 1998. This decrease as a percentage of revenues is primarily due to the favorable impact of spreading these overhead costs over a substantially larger revenue base.

Amortization and Depreciation. Amortization and depreciation for the three months ended June 30, 1999 increased $471,000 from the corresponding period in 1998 principally due to increased goodwill arising from acquisitions completed after the second quarter of 1998 and the impact of increased capital expenditures.

Combination Expenses. During the second quarter of 1998, we incurred $1.7 million in combination expenses related to the Icon Search & Consulting, Inc. ("ICON") stock for stock merger. These expenses included transaction costs of our mergers, including investment banking, legal, accounting and other fees.

Severance and Office Closing Costs. During the second quarter of 1998, we incurred $650,000 in severance and office closing costs. The charge consisted principally of severance resulting from the decision to consolidate our corporate offices in Atlanta, Georgia.

Other Income (Expense). For the three months ended June 30, 1999, we recorded net interest expense of $952,000 consisting principally of interest on borrowings under our credit facility which arose from the acquisitions completed after the second quarter of 1998. Additionally, in the three months ended June 30, 1999, we realized other income of $270,000 from the sale of miscellaneous assets.

Income Tax Expense. For the three months ended June 30, 1999, we recognized income tax expense of $1.1 million on pre-tax income of $2.3 million. For the three months ended June 30, 1998, we recognized income tax expense of $509,000 on a pre-tax loss of $492,000 reflecting the unfavorable impact of nondeductible business combination expenses.

Net Income (Loss). We recognized net income and net income per share of $1.3 million and $0.09 per share, respectively, in the second quarter of 1999. In the comparable period for 1998 we recognized a net loss and a net loss per share of ($1.0) million and ($0.07), respectively.

Historical Results for the Six Months Ended June 30, 1999 Compared to Historical Results for the Six Months Ended June 30, 1998

Service Revenues. Total service revenues increased $32.1 million, or 62.0%, to $83.9 million for the six months ended June 30, 1999 from $51.8 million for the corresponding period in 1998. Temporary staffing service revenues, excluding IT contract service revenue, increased $16.1 million, or 67.1%, to $40.2 million for the six months ended June 30, 1999 as compared to $24.0 million in 1998. Temporary staffing service revenues increased primarily due to the impact of Staffing Edge which was acquired after the second quarter of 1998. IT contract service revenue increased $11.4 million, or 71.4% to $27.4 million in 1999 as compared to $16.0 million for the corresponding period in 1998 due to the acquisition of KPD and to internal growth. Permanent placement service revenues increased $4.5 million, or 38.5%, to $16.3 million for the six months ended June 30, 1999 from $11.8 million for the corresponding period in 1998. Permanent placement service revenues increased primarily due to the Staffing Edge acquisition.

Gross Profit. Gross profit increased $13.7 million, or 57.9%, to $37.5 million for the six months ended June 30, 1999 from $23.7 million for the corresponding period in 1998. The increase in permanent placement revenue contributed $4.5 million of the increase in gross profit since the direct costs associated with these permanent placement revenues are included in selling, general and administrative expenses. The remaining gross profit increase is due principally to the gross profit margin on higher temporary services revenue in the six months ended June 30, 1999 as compared to the same period in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.0 million, or 48.5%, to $30.5 million for the six months ended June 30, 1999 from $20.5 million for the six months ended June 30, 1998, principally due to acquisitions completed after the second quarter of 1998 and to a lesser extent due to the impact of higher direct costs for permanent placement services related to increased permanent placement revenues in the six months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses were 36.3% for the six months ended June 30, 1999 compared with 39.6% for the corresponding period in 1998. This decrease as a percentage of revenues is primarily due to the favorable leverage achieved from spreading these overhead costs over a substantially larger revenue base.

Amortization and Depreciation. Amortization and depreciation expense for the six months ended June 30, 1999 increased $918,000 from the corresponding period in 1998 principally due to the goodwill arising from the acquisitions accounted for under the purchase method of accounting that were completed after the second quarter of 1998 and the impact of increased capital expenditures.

Severance and Office Closing Costs. During the first quarter of 1999, we announced plans to reduce future selling, general, and administrative costs. These plans included the closure of an under-performing office and the termination of certain former employees, principally related to integration efforts. The charge taken in the first quarter of 1999 related to these actions was $2.8 million, of which approximately $2.4 million related to severance costs and $400,000 related to office closing costs. Approximately $500,000 of these severance and office closing costs will be paid in periods after June 30, 1999.

Other Income (Expense). For the six months ended June 30, 1999, we recorded net interest expense of $1.7 million consisting principally of interest expense on borrowings under our credit facility which arose from acquisitions made after the first six months of 1998. Additionally, in the first six months of 1999 we realized other income of $270,000 from the sale of miscellaneous assets.

Income Tax Expense. For the six months ended June 30, 1999, we recognized income tax expense of $573,000 on a pre-tax income of $1.2 million. In the second quarter of 1998, we recorded a tax liability of approximately $3.0 million, representing the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes. This liability will be paid over a four-year period.

Net Income (Loss). We recognized net income and net income per share of $664,000 and $0.05 per share, respectively, for the six months ended June 30, 1999. In the comparable period for 1998 we recognized a net loss and net loss per share of ($3.5) million and ($0.26), respectively.

Liquidity and Capital Resources

For the six months ended June 30, 1999, net cash used for operating activities was $1.7 million primarily due to an increase in accounts receivable and a decrease in accounts payable that was partially offset by an increase in accrued liabilities. For the six months ended June 30, 1998, cash used in operations was $2.3 million primarily due to an increase in accounts receivable which was only partially offset by an increase in accrued liabilities.

For the six months ended June 30, 1999, net cash used in investing activities was $2.1 million which related to capital expenditures. For the six months ended June 30, 1998, net cash used in investing activities was $2.4 million and related to the impact of business acquisitions and capital expenditures.

For the six months ended June 30, 1999, net cash provided by financing activities was $2.0 million, principally due to increases in our borrowings and financing costs related to our credit facility. For the six months ended June 30, 1998, net cash provided by financing activities was $7.9 million, principally due to our IPO proceeds which was partially offset by repayments of long-term debt.

On April 13, 1999, we amended and restated our credit facility with Bank of America, N.A. (formally NationsBank, N.A.), as administrative agent (the "Administrative Agent"), and the lenders party thereto from time to time (the "Credit Facility"). The Credit Facility consists of an $80.0 million revolving credit facility, including a subfacility for letters of credit in an amount of $10.0 million and a subfacility for swing line loans in an amount of $5.0 million. At June 30, 1999, we had borrowed approximately $41.3 million under the Credit Facility.

Loans under the Credit Facility are evidenced by notes and mature on or before April 13, 2002. Proceeds of the Credit Facility may be used to finance working capital and general corporate purposes, capital expenditures and permitted acquisitions.

Interest accrues at a variable rate indexed, at our option, at the Administrative Agent's prime rate or the London Interbank Offered Rate ("LIBOR"), each plus an applicable margin which varies based on certain leverage ratio requirements. Accordingly, interest rates may vary from the prime rate to the prime rate plus 1.0% or from LIBOR plus 1.5% to LIBOR plus 2.5%, based upon our Consolidated Leverage Ratio (as such term is defined in the Credit Facility), provided, however, that until the end of quarter ending September 30, 1999, the applicable margin shall be 3.0%.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, including accounts receivable, inventory, equipment, general intangibles and other property. Additionally, the Credit Facility is secured by a first priority pledge of the capital stock of our direct and indirect subsidiaries, as well as any future subsidiary that we may organize or acquire.

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

The Nasdaq Stock Market has various requirements for continued listing on the National Market including a requirement that the minimum bid price per share of the listed capital stock of each listed company not fall below a certain price for any 30-consecutive business day period. After the 30-day period, the issuer has 90 calendar days to achieve compliance by meeting the minimum bid price for 10 consecutive business days. We have received notice from the Nasdaq National Market that our Common Stock had not met the minimum bid requirement and that we had until May 12, 1999 to achieve compliance. We did not meet the minimum bid price for the required number of days before the prescribed period ended. On July 1, 1999, we appeared at a de-listing hearing before the Nasdaq Review Panel and presented a plan to achieve compliance with the Nasdaq National Market's continued listing requirements. The Nasdaq Review Panel is currently reviewing our plan, and we expect to receive a decision on our listing status during the third quarter of 1999. We have applied to transfer our listing from the Nasdaq National Market to the American Stock Exchange ("Amex"). In the event of an unfavorable decision by the Nasdaq Review Panel, we currently intend to pursue a transfer to Amex.

Recent Trends and Developments

In the second quarter of 1999, we generated approximately 15.1% of our revenues and 7.7% of our gross profit from the placement of contract professionals in positions related to the implementation of the enterprise resource planning software, or ERP, licensed by SAP AG. SAP has announced that it has experienced a slowdown in orders for its software. SAP believes this slowdown is related to its clients allocating resources away from ERP implementation in order to address year 2000 and other resource allocation issues. In the first quarter of 1999, we experienced a decrease in our SAP implementation staffing business. This trend has continued into the second quarter of 1999. We believe this decrease is due to clients allocating their resources away from SAP implementation to address year 2000 issues and thus, that the decrease will be temporary. Our belief that this trend is temporary is a forward-looking statement that is subject to numerous risks and uncertainties. Actual results may differ materially from our estimate due to a variety of factors, including continued decreased demand for SAP software and the attendant implementation services.

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

Acsys' State of Readiness. We have assessed our major IT vendors and technology providers and are in the process of testing our systems to determine Year 2000 compliance. In addition, we are also in the process of testing our non-IT systems that utilize embedded technology such as micro-controllers and reviewing them for Year 2000 compliance.

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

We use various software packages in conducting and accounting for our temporary staffing, IT contract staffing, permanent placement and general accounting operations. These packages, among other things, track and accumulate temporary staff time and client billings, process staff payroll, and produce financial statements and other financial data. We use software packages and hardware in certain locations that may not be Year 2000 compliant.

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

Costs to Address Acsys' Year 2000 Issues.   We expense costs associated with
Year 2000 system changes as the costs are incurred except for system change costs that we would otherwise capitalize in accordance with generally accepted accounting principles. For the six months ended June 30, 1999, we incurred $2.1 million in capital expenditures. The majority of these capital expenditures related to system integration efforts that, in addition to increasing efficiencies in conducting our business, will enable us to be Year 2000 compliant. We expect to spend an additional $1.5 million to complete our system integration and expect to be Year 2000 compliant by early fourth quarter of 1999. We do not expect future costs to be material to our consolidated financial position or results of operations. We cannot estimate the future costs incurred as a result of Year 2000 issues suffered by our Primary Service Providers and customers, and we cannot be assured that we will successfully address the Year 2000 issues present in our own systems.

Risks Presented by Year 2000 Issues.   We have begun the system testing phase of
our Year 2000 Plan. As a result of system integration testing, we may identify areas of our business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the current status in the implementation of our Year 2000 Plan, and should not be construed to mean that there is no area of our business which is at risk of a Year 2000 related disruption. As noted above, many of our Primary Service Providers and customers may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on our financial condition and results of operations.

Acsys' Contingency Plans. During the third quarter of 1999, we expect to develop our contingency plan specific to a business disruption related to a Year 2000 event. We do maintain contingency plans, outside of the scope of the Year 2000 issue, designed to address various other business interruptions. We are prepared for the possibility that system integration testing may hereafter identify certain areas of business at risk. We will develop specific Year 2000 contingency plans as needed for such areas of business as and if such determinations are made.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Acsys does not engage in investing in or trading market risk sensitive instruments. We also do not purchase, for investment, hedging, or for purposes "other than trading," instruments that are likely to expose Acsys to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as discussed in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps. We currently do not have any foreign operations, and thus we do not believe that we have any exposure to foreign currency exchange rate risk.

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

                                    PART II
                               OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Information with respect to our adoption of a Shareholder Protection Rights Plan on June 20, 1999 may be found under Item 5 of our Current Report on the Form 8-K dated June 20, 1999 (date of earliest event reported), filed with the Securities and Exchange Commission on June 21, 1999. Such information is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Shareholders, on April 26, 1999, the shareholders elected the following slate of nominees for election as director to serve until the 2000 Annual Meeting of Shareholders and until their successors are duly elected and qualified, with votes cast as follows (with no broker non-votes or abstentions):

                                                                     Votes
                                              -------------------------------------------------
Nominee:                                                For                Withheld Authority
------------------------------------------    ---------------------    ------------------------
Barry M. Abelson                                         10,961,901                     604,233
Beth Monroe Chase                                        10,890,501                     675,633
David C. Cooper                                           9,966,680                   1,599,454
Paul J. Klaassen                                         10,961,601                     604,533
Robert M. Kwatnez                                        10,961,901                     604,233
Timothy Mann, Jr.                                         9,260,585                   2,305,549
William Porter Payne                                     10,961,901                     604,233
Harry J. Sauer                                           10,961,901                     604,233


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

Exhibit
Number    Description
-------   -----------
  3.1 Articles of Amendment of Amended and Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of Georgia on June 20, 1999.
  4.1 Shareholder Protection Rights Agreement, dated June 20, 1999, between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated herein by referenced to Exhibit 99.1 of the Company's Current Report on Form 8-K dated June 20, 1999, and filed with the Commission on June 21, 1999).
   27     Financial Data Schedule.

  (b) Reports on Form 8-K

        On June 21, 1999, we filed a current report on Form 8-K dated June 20, 1999 (date of earliest event reported). Under Item 5, Other Events, we described our adoption of a Shareholder Protection Rights Plan. We did not file any other Current Reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Acsys, Inc.
                                     -----------------------------------------
                                                  (registrant)


     Date: August 9, 1999                       /s/ Brady W. Mullinax, Jr.
           --------------            -----------------------------------------
                                                 Brady W. Mullinax, Jr.
                                                Chief Financial Officer
                                       (the registrant's principal financial and
                                         chief accounting officer, who is duly
                                            authorized to sign this report)

                                 EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------
  3.1 Articles of Amendment of Amended and Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of Georgia on June 20, 1999.
  4.1 Shareholder Protection Rights Agreement, dated June 20, 1999, between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated herein by referenced to Exhibit 99.1 of the Company's Current Report on Form 8-K dated June 20, 1999, and filed with the Commission on June 21, 1999).
   27     Financial Data Schedule.