Form 10-Q
period 1999-09-30
ACSYS INC
filed 1999-11-12
CIK 1047113

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                  to
                                     ----------------    ------------------

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

                              Yes  [X]    No  [ ]








The number of outstanding shares of the registrant's Common Stock on November 10, 1999 was 14,502,736.



================================================================================

                                   ACSYS, INC.

                                TABLE OF CONTENTS

Item No.                                                                          Page
--------                                                                          ----
           PART I - FINANCIAL INFORMATION

   1.      Condensed Consolidated Financial Statements (Unaudited):
                Condensed Consolidated Balance Sheets as of
                  September 30, 1999 and December 31, 1998.......................    3
                Condensed Consolidated Statements of Operations
                  For the Three Months Ended September 30, 1999 and 1998
                  For the Nine Months Ended September 30, 1999 and 1998..........    4
                Condensed Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 1999 and 1998..........    5
                Notes to Condensed Consolidated Financial Statements.............    6

   2.      Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................   11

   3.      Quantitative and Qualitative Disclosures About Market Risk............   17


           PART II - OTHER INFORMATION

   6.      Exhibits and Reports on Form 8-K......................................   18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.



                          ACSYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          1999           1998
                                                                      -------------   ------------
ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                            $    --        $ 1,777
    Accounts receivable, (net of allowances of $1,057 and $958 at
    September 30, 1999 and December 31, 1998, respectively)               25,240         22,836
    Prepaid expenses and other                                             1,873          2,073
                                                                         -------        -------
        Total current assets                                              27,113         26,686
 PROPERTY AND EQUIPMENT, net                                               7,078          4,979
 GOODWILL AND OTHER INTANGIBLE ASSETS, net                                54,143         54,366
 OTHER ASSETS                                                                284            332
                                                                         -------        -------
        Total assets                                                     $88,618        $86,363
                                                                         =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Current portion of long-term debt                                    $    44        $    44
    Accounts payable                                                       3,639          3,777
    Accrued liabilities                                                    7,913          7,086
    Deferred income taxes                                                    413            413
                                                                         -------        -------
        Total current liabilities                                         12,009         11,320
                                                                         -------        -------
 LONG-TERM DEBT                                                           38,433         38,276
                                                                         -------        -------
 DEFERRED INCOME TAXES                                                     2,771          2,771
                                                                         -------        -------
 OTHER LONG-TERM LIABILITIES                                                 178            293
                                                                         -------        -------
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized,
     no shares issued or outstanding                                          --             --
   Common stock, no par value, 45,000,000 shares authorized
    14,502,736 and 14,452,466 issued and outstanding at
    September 30, 1999 and December 31, 1998, respectively                30,548         30,499
   Retained earnings                                                       4,679          3,204
                                                                         -------        -------
      Total shareholders' equity                                          35,227         33,703
                                                                         -------        -------
      Total liabilities and shareholders' equity                         $88,618        $86,363
                                                                         =======        =======

         The accompanying notes are an integral part of these statements

                          ACSYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -------------------------         --------------------------
                                                              1999             1998              1999             1998
                                                            --------         --------         ---------         --------
SERVICE REVENUES:
  Temporary staffing                                        $ 33,807         $ 29,525         $ 101,415         $ 69,564
  Permanent placement                                          7,462            8,050            23,741           19,807
                                                            --------         --------         ---------         --------
            Total service revenues                            41,269           37,575           125,156           89,371
                                                            --------         --------         ---------         --------
DIRECT COST OF SERVICES, consisting of
  payroll, payroll taxes and benefit costs for
  temporary employees                                         22,922           20,714            69,320           48,768
                                                            --------         --------         ---------         --------
            Gross profit                                      18,347           16,861            55,836           40,603
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                    14,439           12,436            44,996           32,969
AMORTIZATION AND DEPRECIATION                                    849              502             2,325            1,059
COMBINATION EXPENSES                                              --               --                --            1,730
SEVERANCE AND OFFICE CLOSING COSTS                               450               --             3,279              650
                                                            --------         --------         ---------         --------
            Operating income                                   2,609            3,923             5,236            4,195
OTHER INCOME (EXPENSE):
  Interest expense, net                                       (1,024)            (402)           (2,668)            (466)
  Other, net                                                      --               --               256               --
                                                            --------         --------         ---------         --------
INCOME BEFORE INCOME TAXES                                     1,585            3,521             2,824            3,729
  Income tax expense                                             775            1,500             1,349            5,185
                                                            --------         --------         ---------         --------
NET INCOME (LOSS)                                           $    810         $  2,021         $   1,475         $ (1,456)
                                                            --------         --------         ---------         --------
NET INCOME (LOSS) PER SHARE:
  Basic and diluted net income (loss) per share             $   0.06         $   0.14         $    0.10         $  (0.10)
                                                            ========         ========         =========         ========
  Shares used in computing basic net income (loss)
      per share                                               14,496           14,430            14,478           13,878
                                                            ========         ========         =========         ========
  Shares used in computing diluted net income (loss)
      per share                                               14,527           14,744            14,506           13,878
                                                            ========         ========         =========         ========







         The accompanying notes are an integral part of these statements

                          ACSYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
                                                                                  1999             1998
                                                                                -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $ 1,475         $ (1,456)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Amortization and depreciation                                                 2,597            1,059
    Imputed interest                                                                 45               --
    Deferred taxes                                                                   --            1,899
  Changes in operating assets and liabilities, net of effect of purchase acquisitions:
    Accounts receivable, net                                                     (2,404)          (7,001)
    Prepaid expenses and other                                                      200              475
    Other assets                                                                     48               15
    Accounts payable                                                               (138)          (1,556)
    Accrued liabilities and other                                                   827            1,718
    Other long-term liabilities                                                    (115)             (93)
                                                                                -------         --------
       Net cash provided by (used in) operating activities                        2,535           (4,940)
                                                                                -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for business acquisitions                                          --          (34,260)
    Capital expenditures                                                         (3,308)          (2,341)
                                                                                -------         --------
       Net cash used in investing activities                                     (3,308)         (36,601)
                                                                                -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from initial public offering                                        --           20,170
    Net borrowings of long-term debt                                                112           22,891
    Distributions to shareholders                                                    --             (545)
    Deferred financing costs                                                     (1,165)            (266)
    Proceeds from exercise of employee stock options                                 49               96
                                                                                -------         --------
       Net cash provided by (used in) financing activities                       (1,004)          42,346
                                                                                -------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,777)             805
CASH AND CASH EQUIVALENTS, beginning of period                                    1,777              370
                                                                                -------         --------
CASH AND CASH EQUIVALENTS, end of period                                        $    --         $  1,175
                                                                                =======         ========



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

2.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The December 31, 1998 balance sheet was derived from audited financial statements and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Interim results of operations are not necessarily indicative of results to be expected for the entire year.


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

4.       DEBT

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    1999             1998
                                                                                -------------    ------------
                                                                                       (IN THOUSANDS)
         Revolving Credit Facility .......................................        $ 38,163         $ 37,660
         Non-compete agreements with former shareholders of Infinity
            Enterprises, Inc., maturing February 2009 ....................             941            1,017
         Other ...........................................................              --                4
                                                                                  --------         --------
                                                                                    39,104           38,681
         Less--Unamortized discount ......................................            (627)            (361)
                                                                                  --------         --------
                                                                                    38,477           38,320
         Less--Current portion ...........................................             (44)             (44)
                                                                                  --------         --------
                                                                                  $ 38,433         $ 38,276
                                                                                  ========         ========

In April 1999, the Company amended its revolving credit facility (the "Credit Facility") to increase the principal amount of money it could borrow, within the limitation of financial covenants included therein, from $40.0 million to $80.0 million. At September 30, 1999, the Company had borrowed approximately $38.2 million under the Credit Facility, none of which is classified as current. Borrowings under the Credit Facility have been used to finance the Company's business acquisitions and for general corporate purposes.

Interest accrues at a variable rate indexed, at the Company's option, at the bank's prime rate or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin which varies based on certain leverage ratio requirements. Accordingly, interest rates may vary from the prime rate to the prime rate plus 1.0% or from LIBOR plus 1.5% to LIBOR plus 2.5%, based on the Company's Consolidated Leverage Ratio (as defined in the Credit Facility), provided, however, that until September 30, 1999, the applicable margin was fixed at 3.0%.

The Credit Facility contains customary affirmative covenants and certain operating and financial covenants. The financial covenants include requirements to not exceed a specified consolidated leverage ratio, to maintain a certain consolidated fixed charge coverage ratio and to maintain a minimum consolidated net worth, and to not exceed certain consolidated capital expenditures and rental payments levels. As of September 30, 1999, the Company was in compliance with all financial and non-financial covenants.


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

Purchase Transactions

On July 1, 1998, the Company acquired all of the outstanding stock of KPD Systems, Inc. ("KPD"), an information technology staffing firm located on Long Island, New York. The Company accounted for this transaction under the purchase method of accounting. The results of operations for KPD are included from the date of acquisition foward.

On August 4, 1998, the Company acquired all of the outstanding stock of Staffing Edge, Inc. ("Staffing Edge"), a specialty professional staffing firm with offices throughout the Midwestern United States, for $22.5 million in cash, 81,766 shares of Common Stock with an estimated fair value of $838,000, transaction costs of $2.1 million and assumption of debt of $7.0 million. The Company has accounted for this transaction under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired, of approximately $32.5 million, was recorded as goodwill and is being amortized on a straight line basis over forty years. The results of operations for Staffing Edge are included from the date of acquisition forward.

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

Prior to February 5, 1998, the Company was an S corporation and not subject to income taxes. These pro forma results include adjustments to reflect the Company as a taxable entity during all periods presented:

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30, 1998          SEPTEMBER 30, 1998
                                       ------------------------    ------------------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma revenue                                    $  39,875                  $  107,776
Pro forma net income                                       954                       1,330
Basic net income per share                                0.07                        0.09
Diluted net income per share                         $    0.06                  $     0.09
Basic shares                                            14,462                      14,016
Diluted shares                                          14,775                      14,473




6.       SEVERANCE AND CLOSING COSTS

During the first quarter of 1999, the Company announced plans to reduce future selling, general and administrative costs. These plans included the closure of an under-performing office and the termination of certain former employees, principally related to integration efforts. The Company expensed $2.8 million and $450,000 during the first and third quarters of 1999, respectively, of which approximately $2.7 million related to severance costs and $550,000 related to office closing costs. Approximately $750,000 of these severance and office closing costs will be paid in periods after September 30, 1999.

7.       SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 1999 and 1998, the Company paid interest expense of $2.4 million and $370,000, respectively.

During the nine months ended September 30, 1999 and 1998, the Company paid income taxes of $1.1 million and $1.2 million, respectively.

8.       SEGMENT AND RELATED INFORMATION

The Company operates in approximately 20 major metropolitan markets in the United States. Within each market, the Company offers a variety of professional staffing services that result in differing profit margins. The Company has three reportable segments: Permanent Placement, Temporary Services, and IT Contract Services. While there is cross selling, these segments are managed separately as each business generally offers different services, has distinct candidate and client pools, and requires different marketing strategies.

The Permanent Placement segment provides contingency-based placement services by identifying, evaluating and recommending qualified candidates for permanent employment by clients. The Permanent Placement segment generates revenue equal to a percentage of a candidate's first-year annual salary. The Temporary Services segment provides professional and clerical temporary employees to clients, generally billing clients on an hourly basis. The IT Contract Services segment provides qualified information technology professionals to clients on a contracted or hourly basis to assist in enterprise resource planning software implementation, systems integration services and information technology services.

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

The revenues and operating income (loss) for each of the three identifiable business segments are as follows:

                                      FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                              SEPTEMBER,                   SEPTEMBER,
                                      --------------------------    -------------------------
                                         1999           1998          1999            1998
                                      ----------      ---------     ---------      ---------
                                             (IN THOUSANDS)              (IN THOUSANDS)
Revenues:
    Permanent Placements              $    7,462      $   8,050     $  23,741      $  19,807
    Temporary Services                    20,380         16,951        60,584         40,996
    IT Contract Services                  13,427         12,574        40,831         28,568
                                      ----------      ---------     ---------      ---------
                                      $   41,269      $  37,575     $ 125,156      $  89,371
                                      ==========      =========     =========      =========

Operating Income (Loss):
    Permanent Placements              $      942      $   1,202     $   2,977      $   2,307
    Temporary Services                     2,571          2,531         7,596          4,745
    IT Contract Services                   1,694          1,878         5,119          3,366
    Corporate Overhead Expense            (2,148)        (1,688)       (7,177)        (3,843)
    Combination, Severance and
      Office Closing Costs                  (450)             -        (3,279)        (2,380)
                                      ----------      ---------     ---------      ---------
                                      $    2,609      $   3,923     $   5,236      $   4,195
                                      ==========      =========     =========      =========

9.       SHAREHOLDER RIGHTS PROTECTION RIGHTS AGREEMENT

During the second quarter of 1999, the Company adopted a shareholder protection rights agreement (the "Rights Plan") and issued Rights in connection with the Rights Plan. The Rights Plan provided that a dividend of one share purchase Right be issued for each outstanding share of Common Stock to shareholders of record as of the close of business on July 2, 1999. Generally, the Rights are exercisable only if a person or group (other than certain existing shareholders) acquires 15% or more of the Company's Common Stock or announces a tender offer. Each Right entitles shareholders to buy one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $25.

If the Company is acquired after a person has acquired 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of shares of the acquiring company's common stock having a market value of twice such price. Additionally, if the Company is not acquired, a Rights holder (other than the person or group acquiring 15% or more) will be entitled to purchase, at the Right's then-current exercise price, a number of shares of the Company's Common Stock having a market value of twice such price.

Following the acquisition of 15% or more of the Company's Common Stock, but less than 50% by any Person or Group, the Board may exchange the Rights (other than Rights owned by such person or group) at an exchange ratio of one share of the Company's Common Stock for each Right.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe," "intend," and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally, uncertainties relating to Y2K, uncertainties related to the job market and our ability to attract qualified candidates, uncertainties associated with our brief operating history; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

HISTORICAL RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO HISTORICAL RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Service Revenues. Total service revenues increased $3.7 million, or 9.8%, to $41.3 million for the three months ended September 30, 1999 from $37.6 million for the corresponding period in 1998. Temporary staffing service revenues, excluding IT contract service revenue, increased $3.4 million, or 20.2%, to $20.4 million for the three months ended September 30, 1999 as compared to $17.0 million for 1998. IT contract service revenues increased $853,000, or 6.8%, to $13.4 million in the three months ended September 30, 1999 as compared to $12.6 million in 1998. The increase in temporary staffing revenues was principally due to internal growth and an increase in the average billing rate in this segment. Permanent placement service revenues decreased $588,000, or 7.3%, to $7.5 million for the three months ended September 30, 1999 from $8.1 million for the corresponding period in 1998, principally as a result of a reduction in the number of placements that was only partially offset by an increase in the average fee per placement.

Gross Profit. Gross profit increased $1.5 million, or 8.8%, to $18.3 million for the three months ended September 30, 1999 from $16.9 million for the corresponding period in 1998. The gross profit increase was due principally to higher temporary services revenues in the three months ended September 30, 1999 as compared to the same period in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $2.0 million, or 16.1%, to $14.4 million for the three months ended September 30, 1999 from $12.4 million for the three months ended September 30, 1998. As a percentage of revenues, SG&A was 35.0% for the three months ended September 30, 1999 compared with 33.1% for the corresponding period in 1998. The higher percentage relationship in 1999 was due principally to higher costs of integration and other company-wide initiatives.

Amortization and Depreciation. Amortization and depreciation for the three months ended September 30, 1999 increased $347,000 from the corresponding period in 1998 principally due to capital expenditures relating to system integration.

Severance and Office Closing Costs. During the first quarter of 1999, we announced plans to reduce future selling, general and administrative costs. These plans included the closure of an under-performing office and the termination of certain former employees, principally related to integration efforts. We expensed $2.8 million and $450,000 during the first and third quarters of 1999, respectively, of which approximately $2.7 million related to severance costs and $550,000 related to office closing costs. Approximately $750,000 of these severance and office closing costs will be paid in periods after September 30, 1999.

Other Income (Expense). For the three months ended September 30, 1999, we recorded net interest expense of $1.0 million consisting principally of interest on borrowings under our credit facility.

Income Tax Expense. For the three months ended September 30, 1999, we recognized income tax expense of $775,000 on pre-tax income of $1.6 million. For the three months ended September 30, 1998, we recognized income tax expense of $1.5 million on a pre-tax income of $3.5 million. The effective income tax rate was 48.9% and 42.6% for the three months ended 1999 and 1998, respectively. The increase in the effective income tax rate in 1999 reflects the impact of non-deductible goodwill spread over a smaller pre-tax income.

Net Income. We recognized net income and net income per share of $810,000 and $0.06 per share, respectively, in the third quarter of 1999. In the comparable period for 1998 we recognized net income and net income per share of $2.0 million and $0.14, respectively.

HISTORICAL RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO HISTORICAL RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Service Revenues. Total service revenues increased $35.8 million, or 40.0%, to $125.2 million for the nine months ended September 30, 1999 from $89.4 million for the corresponding period in 1998. Temporary staffing service revenues, excluding IT contract service revenue, increased $19.6 million, or 47.8%, to $60.6 million for the nine months ended September 30, 1999 as compared to $41.0 million in 1998. IT contract service revenue increased $12.3 million, or 42.9%, to $40.8 million in 1999 as compared to $28.6 million for the corresponding period in 1998. Permanent placement service revenues increased $3.9 million, or 19.9%, to $23.7 million for the nine months ended September 30, 1999 from $19.8 million for the corresponding period in 1998. The revenue increases for the three business segments relate principally to 1998 business acquisitions whose results of operations are included only from the purchase date.

Gross Profit. Gross profit increased $15.2 million, or 37.5%, to $55.8 million for the nine months ended September 30, 1999 from $40.6 million for the corresponding period in 1998. The gross profit increase was principally due to higher temporary services revenues in the nine months ended September 30, 1999 as compared to the same period in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.0 million, or 36.5%, to $45.0 million for the nine months ended September 30, 1999 from $33.0 million for the nine months ended September 30, 1998. As a percentage of revenues, selling, general and administrative expenses were 36.0% for the nine months ended September 30, 1999 compared with 36.9% for the corresponding period in 1998. This decrease as a percentage of revenues was primarily due to the spreading of overhead costs over a larger revenue base.

Amortization and Depreciation. Amortization and depreciation expense for the nine months ended September 30, 1999 increased $1.3 from the corresponding period in 1998 principally due to capital expenditures relating to system integration.

Severance and Office Closing Costs. During the first quarter of 1999, the Company announced plans to reduce future selling, general and administrative costs. These plans included the closure of an under-performing office and the termination of certain former employees, principally related to integration efforts. We expensed $2.8 million and $450,000 during the first and third quarters of 1999, respectively, of which approximately $2.7 million related to severance costs and $550,000 related to office closing costs. Approximately $750,000 of these severance and office closing costs will be paid in periods after September 30, 1999.

Other Income (Expense). For the nine months ended September 30, 1999, we recorded net interest expense of $2.7 million consisting principally of interest expense on borrowings under our credit facility which arose from acquisitions made during 1998. Additionally, in the first nine months of 1999 we realized other income of $256,000 principally from the sale of miscellaneous assets.

Income Tax Expense. For the nine months ended September 30, 1999, we recognized income tax expense of $1.3 million on a pre-tax income of $2.8 million. For the nine months ended September 30, 1998 we recognized income tax expense of $5.2 million on a pre-tax income of $3.7 million. The income tax expense in 1998 included $3.0 million recorded in the second quarter of 1998 that represented the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes. This liability will be paid over a four-year period.

Net Income (Loss). We recognized net income and net income per share of $1.5 million and $0.10 per share, respectively, for the nine months ended September 30, 1999. In the comparable period for 1998 we recognized a net loss and net loss per share of $1.5 million and $0.10, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, net cash provided by operating activities was $2.2 million primarily due to net income and a net increase in accrued liabilities which was only partially offset by an increase in accounts receivable and a decrease in accounts payable. For the nine months ended September 30, 1998, cash used in operations was $3.5 million primarily due to an increase in accounts receivable, which was only partially offset by an increase in accrued liabilities.

For the nine months ended September 30, 1999, net cash used in investing activities was $3.3 million which related to capital expenditures incurred in connection with system integration. For the nine months ended September 30, 1998, net cash used in investing activities was $36.6 million and related to the impact of business acquisitions and capital expenditures.

For the nine months ended September 30, 1999, net cash used by financing activities was $655,000, principally due to financing costs related to our credit facility. For the nine months ended September 30, 1998, net cash provided by financing activities was $40.9 million, principally due to our IPO proceeds and a net increase in long-term debt.

On April 13, 1999, we amended and restated our credit facility with Bank of America, N.A. (formerly NationsBank, N.A.), as administrative agent (the "Administrative Agent"), and the lenders party thereto from time to time (the "Credit Facility"). The Credit Facility consists of an $80.0 million revolving credit facility, including a subfacility for letters of credit in an amount of $10.0 million and a subfacility for swing-line loans in an amount of $5.0 million. At September 30, 1999, we had borrowed approximately $38.2 million under the Credit Facility.

Loans under the Credit Facility are evidenced by notes and mature on or before April 13, 2002. Proceeds of the Credit Facility may be used to finance working capital and general corporate purposes, capital expenditures and permitted acquisitions.

Interest accrues at a variable rate indexed, at our option, at the Administrative Agent's prime rate or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin which varies based on certain leverage ratio requirements. Accordingly, interest rates may vary from the prime rate to the prime rate plus 1.0% or from LIBOR plus 1.5% to LIBOR plus 2.5%, based upon our Consolidated Leverage Ratio (as such term is defined in the Credit Facility), provided, however, that until September 30, 1999, the applicable margin was fixed at 3.0%

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, including accounts receivable, inventory, equipment, general intangibles and other property. Additionally, the Credit Facility is secured by a first priority pledge of the capital stock of our subsidiaries.

The Credit Facility contains customary affirmative covenants and certain operating and financial covenants. The financial covenants include requirements to not exceed a specified consolidated leverage ratio, to maintain a certain consolidated fixed charge coverage ratio and to maintain a minimum consolidated net worth, and to not exceed certain consolidated capital expenditures and rental payment levels.

On September 7, 1999, we moved the listing of our common stock to the American Stock Exchange to accommodate the Nasdaq National Market's minimum bid requirement.

RECENT TRENDS AND DEVELOPMENTS

In the third quarter of 1999, we generated approximately 12.4% of our revenues and 6.7% of our gross profit from the placement of contract professionals in positions related to the implementation of the enterprise resource planning software, or ERP, licensed by SAP AG. SAP has announced that it has experienced a slowdown in orders for its software. SAP believes this slowdown is related to its clients allocating resources away from ERP implementation in order to address year 2000 and other resource allocation issues. We have experienced a decrease in our SAP implementation staffing business and expect this trend to continue into the beginning of 2000. Like SAP, we believe this decrease is due to clients allocating their resources away from SAP implementation to address year 2000 issues and thus, that the decrease will be temporary.

We have also experienced a decrease in our permanent placement staffing business and expect this trend to continue into the fourth quarter of 1999. We believe this decrease principally relates to hiring delays related to year 2000 issues. Our belief that these trends are temporary is a forward-looking statement that is subject to numerous risks and uncertainties. Actual results may differ materially from our estimate due to a variety of factors, including continued decreased demand for SAP software and the attendant implementation services.


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

Costs to Address Acsys' Year 2000 Issues. We expense costs associated with Year 2000 system changes as the costs are incurred except for system change costs that we would otherwise capitalize in accordance with generally accepted accounting principles. For the nine months ended September 30, 1999, we incurred $3.3 million in capital expenditures. The majority of these capital expenditures related to system integration efforts that, in addition to increasing efficiencies in conducting our business, will enable us to be Year 2000 compliant. We expect to spend an additional $700,000 to complete our system integration. As a result, we expect to be Year 2000 compliant. We do not expect future costs to be material to our consolidated financial position or results of operations. We cannot estimate the future costs incurred as a result of Year 2000 issues suffered by our Primary Service Providers and customers, and we cannot be assured that we will successfully address the Year 2000 issues present in our own systems.

Risks Presented by Year 2000 Issues. We have substantially completed the system-testing phase of our Year 2000 Plan. However, we may still identify areas of our business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the current status in the implementation of our Year 2000 Plan, and should not be construed to mean that there is no area of our business which is at risk of a Year 2000 related disruption. As noted above, many of our Primary Service Providers and customers may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on our financial condition and results of operations.

Acsys' Contingency Plans. We are prepared for the possibility that system integration testing may hereafter identify certain areas of business at risk. We will develop specific Year 2000 contingency plans as needed for such areas of business as and if such determinations are made.

The estimates and conclusions included in this discussion contain forward-looking statements and are based on management's best estimates of future events. Our expectations about risks, future costs and the timely completion of our Year 2000 modifications may turn out to be incorrect and any variance from these expectations could cause actual results to differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include our success in identifying and correcting potential Year 2000 issues and the ability of third parties to appropriately address their Year 2000 issues. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998.

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

We have interest rate risk under our Credit Facility. A change in our lender's prime rate, the federal funds rate or the London Inter-Bank Offering Rate (LIBOR) would affect the rate at which that we could borrow funds under our existing credit agreement. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of the terms of our Credit Facility.

                                     PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
      4           Specimen Common Stock Certificate. (Filed as Exhibit 4 to
                  Acsys' Registration Statement on Form 8-A filed with the
                  Securities and Exchange Commission on September 1, 1999.)

      27          Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

              On September 8, 1999, we filed a Current Report on Form 8-K. Under
         Item 5, Other Events, we announced the move of the listing of our Common Stock to the American Stock Exchange. We did not file any other Current Reports on Form 8-K during the quarter ended September 30, 1999.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Acsys, Inc.
                                     -------------------------------------------
                                               (registrant)


    Date:  November 12, 1999            /s/ Brady W. Mullinax, Jr.
          ------------------         -------------------------------------------
                                              Brady W. Mullinax, Jr.
                                      Executive Vice President Finance and
                                                   Administration
                                     (the registrant's principal financial and
                                        chief accounting officer, who is duly
                                           authorized to sign this report)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
      4           Specimen Common Stock Certificate. (Filed as Exhibit 4 to
                  Acsys' Registration Statement on Form 8-A filed with the
                  Securities and Exchange Commission on September 1, 1999.)

      27          Financial Data Schedule (for SEC use only).