Form 10-K
period 1999-12-31
ACSYS INC
filed 2000-03-28
CIK 1047113

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

                  Title of Each Class                                             Name of Each Exchange on Which Registered
         Common Stock, No Par Value per Share                                                American Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights                                American Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      Common Stock, No Par Value Per Share
          Series A Junior Participating Preferred Stock Purchase Rights
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 10, 2000, as reported by the American Stock Exchange(R), was approximately $22,934,577*

     As of March 10, 2000, the number of shares outstanding of the registrant's common stock was 14,502,736.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 20, 2000 to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

*Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

                               INDEX OF FORM 10-K


PART I                                                                                                       PAGE
Item 1.      Business  ..................................................................................       3
Item 2.      Properties..................................................................................      12
Item 3.      Legal Proceedings...........................................................................      12
Item 4.      Submission of Matters to a Vote of Security Holders.........................................      12

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................      13
Item 6.      Selected Financial Data.....................................................................      14
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......      16
Item 7A      Quantitative and Qualitative Disclosures About Market Risk..................................      20
Item 8.      Financial Statements and Supplementary Data.................................................      21
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........      21

PART III
Item 10.     Directors and Executive Officers of the Registrant..........................................      22
Item 11.     Executive Compensation......................................................................      22
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................      22
Item 13.     Certain Relationships and Related Transactions..............................................      22

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................      23

Signatures..............................................................................................       29

This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe," "intend," and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally, uncertainties related to the job market and our ability to attract qualified candidates, uncertainties associated with our brief operating history; our ability to manage our debt level and interest expense; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Form 10-K under the caption "Business--Risk Factors."


                                     PART I
ITEM 1.   BUSINESS.

OVERVIEW

Acsys, Inc. is one of the leading providers of specialty professional staffing services in the United States with 40 offices serving more than 20 major metropolitan markets across the country. Our vision is to be recognized by our clients, employees and competitors as the preeminent and most innovative provider of financial and information technology ("IT") human capital. Our clients come from many industries, including telecommunications, consumer products, energy, financial services, healthcare, industrial, media, professional services, retail and technology.

Our clients are experiencing a rapidly changing environment as employers. These pervasive changes require our clients to have the flexibility to vary the number of employees to meet their changing business needs. Additionally, our clients are now outsourcing entire portions of their finance and information processing departments where historically such services were performed by permanent employees. These changes are resulting in the growing demand for temporary staffing services. In 1999, over 80% of our business was comprised of finance and IT temporary staffing services. We are expanding these segments of our business by adding complementary services and by cross-selling our existing services into new markets. We believe we are strategically positioned to help our clients profitably address the changes which are rapidly affecting their business.

Our success comes from excelling in the finance and information technology niches which have shared some of the highest growth within the staffing industry. We excel in these niches by recruiting and retaining talented professionals with our training and education programs and with our attractive compensation and benefits programs. It is those professionals that drive our success by consistently meeting or exceeding our clients' expectations. We ensure that we achieve this high level of performance by recruiting highly qualified professionals, and by implementing technology advances and improvements to make our professionals more effective.

We were formed as a Georgia corporation in March 1997 and since then have acquired 11 accounting and finance and IT specialty professional staffing businesses. In February 1998, we completed our IPO of 2,842,500 shares of common stock at $8.50 per share, raising approximately $20.1 million after deducting underwriting discounts and offering expenses.


THE STAFFING INDUSTRY

The staffing industry generally consists of companies that provide four basic services to clients: temporary staffing, placement and search, professional employer organization services and outplacement. Based on information from the Staffing Industry Report, a leading staffing industry publication, staffing industry revenues increased from approximately $42.6 billion in 1993 to approximately $117.6 billion in 1999, representing a compound annual growth rate of 18%.

We are focused on the accounting and finance portion of the specialty professional segment, which according to the Staffing Industry Report, had 1999 revenues of $9.4 billion, representing approximately 13% of the $69.9 billion temporary staffing sector. In 1999 the Staffing Industry Report forecasted that the specialty professional segment would increase by 22% from the prior year. In addition to accounting and finance, the specialty professional segment, as defined by the Staffing Industry Report, includes legal, laboratory and other professional staffing services (excluding IT and technical services). The temporary specialty professional staffing segment is one of the fastest growing segments of the temporary staffing sector, with profit margins greater than those of the traditional clerical and light industrial temporary staffing business. We are also focused on the technical/IT segment that includes IT services such as consulting systems, network integration and support, and IT supplemental staffing. According to the Staffing Industry Report, the technical/IT segment had 1999 revenues of $21.7 billion, representing approximately 31% of the temporary staffing segment.

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

According to the Staffing Industry Report, 1999 revenues for the placement and search sector of the staffing industry was $15.0 billion, representing 13% of the total staffing industry and was expected to grow by 15% in 2000. Personnel placed by companies in this sector cover a wide range of industries and a variety of position levels. Placement and search firms fulfill their clients' needs by identifying, evaluating and recommending qualified candidates for positions. Placement and search firms are generally characterized as either retained search or contingency placement, depending upon how their fees are determined. Retained search firms receive a retainer at the outset of an assignment, while contingency firms, such as Acsys, receive compensation upon successful completion of a search and placement of a recommended candidate. Contingency firms typically fill mid-level positions for a fee equal to a percentage of the candidates' first year annual salary.

We believe that companies have become increasingly reliant on placement and search firms for a number of reasons. The continued strength and growth of the economy has reduced the pool of available specialty professionals and increased the difficulty of finding talented candidates. Many companies are outsourcing ancillary activities, such as recruiting, to reduce costs and increase efficiencies. A permanent placement firm may also serve in a consultative role to the client by providing objective feedback on candidates and advice regarding the appropriate qualifications and compensation for a particular position.

Internet recruiting has become an integral segment of the staffing industry. Staffing companies are increasing their use of national and niche internet recruiting sites for candidate searches as well as developing their own web sites to attract candidates. We expect the growth of internet recruiting to result in professionals changing jobs more frequently as information about available jobs becomes easier to access. We believe that companies will continue using staffing companies for the full scope of services including resume verification, interviewing and assessment of candidates and that internet recruiting will be complimentary to traditional staffing companies.

In summary, we believe that a number of factors may increase demand for specialty professional temporary staffing and permanent placement services. These factors include:

         -        Use of temporary employees to fill higher-skilled positions.
         -        Employers' difficulty in locating qualified employees.
         - Desire of employers to utilize candidates with the latest training and current skill sets demanded in the increasingly technology-reliant business environment.
         - Trend to outsource non-core functions to reduce costs and increase efficiencies.
         - Employment candidates' attraction to industry-focused specialty service providers.
         - Employment candidates seeking more flexibility and opportunities to gain experience in a variety of work settings.

OPERATING STRATEGY

During the fourth quarter of 1999, we restructured our operations into two business units, professional services and information technology. This reorganization streamlined and re-aligned management along business units that we believe will improve our operating efficiency and support our national branding strategies. We also expect this reorganization to promote a greater focus within each unit, enabling us to better serve clients and candidates nationwide.

The key elements of Acsys' operating strategy are as follows:

Focus on Specialty Professional Markets. We focus primarily on temporary staffing positions that require specialized skills such as accounting and finance and Enterprise Resource Planning ("ERP") and Customer Relationship Management ("CRM") software implementation. We believe that our years of experience, reputation for client service and the industry expertise of our staffing professionals give us a competitive advantage. For example, many of our staffing professionals in the accounting and finance sector are certified public accountants. We believe that these specialized characteristics also provide an opportunity for Acsys to generate higher margins than those of traditional clerical and light industrial staffing companies.

Emphasize Client Relationships. We believe that client relationships and the staffing professionals who develop and maintain those relationships are our most important assets. We are seeing increasing changes in our clients' businesses and with these changes their temporary staffing needs, and we are meeting those needs by providing trained professionals who understand the businesses they serve. Moreover, we believe that the central function of management, including our senior executive team, is to support the professionals who directly interact with the client. We have built common infrastructure and information systems to help our professionals meet those needs.

Leverage National Brand. Our operating offices all operate under the Acsys brand name. We are supporting this name change with national advertising and support programs. We believe that we can develop brand equity through our leadership as a specialty professional staffing firm, thus enabling us to increase market share and achieve marketing efficiencies and greater operating leverage.

GROWTH STRATEGY

Our goal is to build a national specialty professional staffing business with offices in major United States metropolitan markets. The key elements of our growth strategy in order of relative importance are as follows:

Cross-Sell Services. We intend to build our temporary staffing business by responding to the demands of our clients. Our strategy in meeting these needs is to add complementary services such as permanent placement, and cross-selling our existing services into new markets. Because of our integration efforts in 1999, we will increase our cross-selling efforts between markets and on a national level. With a common infrastructure and improved information systems, we expect a greater level of synergy that will enable us to continue to grow our staffing business internally.

Enhance and Expand Existing Offices. We plan to expand our current offices by building on existing client relationships through cross-selling of services, pursuing new clients and by replicating successful marketing sales and business techniques on an national level. We rely on our operating office managers to drive this internal growth and to determine which sales, marketing and business techniques are most appropriate for their respective local markets.

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

Pursue Strategic Acquisitions. Although in the short-term we plan to focus on internal growth, our long term growth strategy includes acquiring accounting and finance, IT staffing and permanent placement staffing businesses. When we return to pursuing strategic acquisitions, we will seek acquisition candidates with characteristics such as attractive geographic market locations, strong market shares and new or expanded specialties that we can add to our existing services. We will also focus on acquisition targets that have strong management teams and complementary cultures. To fund these acquisitions, we plan to use equity, debt, available cash and combinations of all three as consideration.

SERVICES

Acsys currently offers the following services:

Accounting and Finance Temporary Staffing. We provide temporary staffing services to clients in a variety of industries, such as telecommunications, health care, banking, manufacturing and government. Our temporary staffing clients are Fortune 1000 companies, middle-market companies, governmental agencies and nonprofit organizations. Some of our temporary employees may decide to accept an offer of permanent employment from the client and thereby "convert" the temporary position to a permanent position, the result of which is the payment of a placement fee to us by the client. Accounting and finance staffing, including other staffing services, represented 49.2%, 47.1% and 52.4% of total revenues for the years ended December 31, 1999, 1998, and 1997, respectively.

Information Technology. We offer a full range of consultant and placement services through a network of highly qualified IT professionals. We believe that to achieve growth in the IT sector we should focus on specific niches. A major portion of our IT business is our ERP implementation consulting services. For example, we are a SAP(TM) National Implementation Partner and provide staff augmentation for the implementation of PeopleSoftTM, J.D. Edwards(R) and Siebel Systems software. Information technology staffing services represented 32.5%, 32.3% and 24.5% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

Permanent Placement. We are in the permanent placement business primarily because it complements our temporary staffing services, and is an important driver in the growth of our temporary staffing business. Our permanent placement business primarily specializes in placing mid-level accounting, financial, tax, banking and IT personnel in permanent positions with a diverse mix of companies ranging from small businesses and nonprofit organizations to Fortune 1000 companies. Substantially all of our permanent placement business is on a contingency basis, meaning that we are not compensated for a permanent placement assignment unless the candidate we recommend is hired by a client. Fees for successful permanent placements are paid by the employer and are generally equal to a percentage of the candidate's first-year annual compensation. Typically, if a candidate placed by Acsys is terminated or resigns during a specified guaranty period (typically 90-180 days), we either fill the position without further charge or provide a prorated refund. Permanent placements represented 18.3%, 20.6% and 23.2% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

INDUSTRY SEGMENTS

We have three reportable segments: Permanent Placement, Temporary Services, and IT Contract Services. While there is cross-selling of services among these segments, these segments are managed separately as each business generally offers different services, has distinct candidate and client pools, and requires different marketing strategies.

The Permanent Placement segment provides contingency-based placement services by identifying, evaluating and recommending qualified candidates for permanent employment by clients. The Permanent Placement segment generates revenue equal to a percentage of a candidate's first-year annual salary. The Temporary Services segment provides professional and clerical temporary employees to clients, generally billing clients on an hourly basis. The IT Contract Services segment provides qualified information technology professionals to clients on a contracted or hourly basis to assist in enterprise resource planning software implementation, systems integration services and information technology services. Please see Note 12 of our attached consolidated financial statements for additional information regarding the segments of our business.

EMPLOYEES

We have 574 full-time internal staff employees as of December 31, 1999. In addition to our internal staff employees, temporary professionals placed by us are our employees while they are working on assignments. Neither our internal staff nor our temporary employees are represented by a collective bargaining agreement. Hourly wages for our temporary employees are determined according to market conditions. We pay mandated costs of employment, including the employer's share of Social Security and Medicare taxes (FICA), federal and state unemployment taxes, unemployment compensation insurance and workers' compensation insurance. We offer access to various insurance programs and benefits to our temporary employees. We believe our employee relations are satisfactory.

COMPETITION

The staffing industry is highly competitive, with limited barriers to entry. We believe that availability and quality of employment candidates, reliability of service and price of services are the most significant competitive factors in the specialty professional staffing sector. We believe that we derive a competitive advantage from our extensive experience with and commitment to the specialty professional staffing market, our strong local market presence and reputation, and our various marketing activities. A number of firms offer services similar to ours on a national, regional and local basis. We compete for our clients, candidates and acquisitions with many local and regional companies and also face competition from a number of international and national specialty professional staffing companies including Robert Half International, Inc., Romac International, Inc., Accountants, Inc. and Accountants on Call, as well as professional staffing divisions of larger general staffing firms, such as Interim Services, Inc., Olsten Corporation and Manpower. These firms currently have materially greater financial and operating resources than Acsys.

TRADENAMES

All of our offices currently operate under the Acsys tradename.

RISK FACTORS

Our business is subject to certain risks, including the following:

WE HAVE A SHORT COMBINED OPERATING HISTORY.

Acsys, Inc. was incorporated in March 1997. From May 1997 to August 1998, we acquired eleven specialty professional staffing businesses. As a result, our senior management has managed Acsys as a combined business for only a short time. We can offer no assurance that our management will be able to manage these operations effectively or implement our operating or expansion strategies successfully. Failure to implement our operating and growth strategies successfully could have a material adverse effect on our business, results of operations, or financial condition.

WE FACE SIGNIFICANT CHALLENGES IN ACHIEVING AND MANAGING GROWTH.

We intend to grow through internal growth, the opening of new offices and acquisitions. Our ability to expand market presence in current locations and successfully enter other markets depends upon our ability to:

-        maintain sufficient profit margins despite pricing pressures;
-        manage costs in a changing regulatory environment;
-        adapt our infrastructure and systems to accommodate growth;
-        recruit and train additional qualified personnel; and
-        obtain capital to fund acquisitions.

Our ability to grow also depends upon our competition and the demand for temporary and permanent employees in our markets. These factors may require significant costs and affect our profitability.

WE HAVE LIMITED EXPERIENCE IN OPENING NEW OFFICES.

We intend to open new offices which may produce significant operating losses and place demands on our operational, administrative and financial resources. In addition, our future performance and profitability will depend in part on our ability to attract and retain qualified personnel to manage these new offices. To date, we have limited experience in opening new offices and, therefore, cannot assure their success.

WE MAY NOT BE ABLE TO DEVELOP AND OFFER NEW SERVICES THAT GAIN MARKETPLACE ACCEPTANCE.

We intend to offer different services than the ones we presently provide. Successful development of new services will depend in part upon our ability to identify and integrate such services into our existing operating structure. The identification and offering of new services in which we have little or no experience or expertise could divert our management's attention and place significant demands on our operational, administrative and financial resources. We may not be able to offer new services without adversely affecting our business, results of operations or financial condition.

OUR BUSINESS DEPENDS ON THE AVAILABILITY OF QUALIFIED PERSONNEL.

We depend on our ability to attract and retain personnel who possess the skills and experience necessary to meet the staffing requirements of our clients. Competition for individuals with proven skills in finance and accounting and ERP software implementation is intense. Qualified personnel may not continue to be available to us in sufficient numbers and on acceptable economic terms. The inability to attract and retain qualified personnel could have a material adverse effect on our business, results of operations or financial condition.

WE RELY HEAVILY ON OUR SIGNIFICANT RELATIONSHIP WITH SAP.

A significant part of our IT staffing business involves providing consultants to implement ERP software systems for our clients. ERP software systems help companies better manage their business by redesigning their business processes in such areas as product development, service delivery, manufacturing, human resources, finance and accounting. A German company, SAP AG, has developed a widely used ERP software system. SAP authorizes our consultants to implement SAP's technology under agreements with SAP. SAP, however, is not obligated to refer business to us. If our relationship with SAP were to deteriorate or to be discontinued, or if SAP's ERP software system were to become noncompetitive or obsolete, either event could have a material adverse effect on our business, results of operations or financial condition.

WE HAVE HISTORICALLY EXPERIENCED LOSSES AND MAY CONTINUE TO EXPERIENCE LOSSES IN THE FUTURE.

As a result of our activities to grow through acquisition and to integrate the acquired companies, we have incurred significant charges, including combination expenses and severance and office closing costs of $1.4 million in 1997, $2.3 million 1998 and $5.5 million in 1999. These types of charges in the past and possibly in the future can cause us to incur losses in the periods in which these charges occur.

OUR BUSINESS WILL SUFFER DURING ECONOMIC DOWNTURNS.

The general level of economic activity and unemployment in the United States significantly affects demand for our staffing services. When economic activity decreases, many companies reduce their utilization of permanent placement firms and temporary employees. In addition, we may experience more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse effect on our business, results of operations or financial condition.

WE FACE INTENSE COMPETITION IN THE STAFFING INDUSTRY.

We operate in a highly competitive industry, with limited barriers to entry. We and other full service and specialized staffing companies compete for employees, clients and acquisitions in national, regional and local markets. A significant number of competitors have greater marketing, financial and other resources than Acsys. Our competitors and customers contribute to the increase of price competition in the staffing industry. A high level of future competition could limit our ability to maintain or increase our market share or to maintain adequate gross profits, both of which could have a material adverse effect on our business, results of operations or financial condition.

OUR CREDIT FACILITY CONTAINS RESTRICTIVE COVENANTS.

Our credit facility contains restrictions on Acsys and our subsidiaries that affect, and in some cases prohibit or significantly limit, our ability and the ability of our subsidiaries to:

-        incur additional indebtedness;
-        create liens;
-        make investments including making any additional acquisitions;
-        declare and pay cash dividends;
-        issue some types of convertible and redeemable stock; and
-        sell assets.

Our credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests. Additionally, the pricing under our credit facility will increase to the extent we are unable to reduce the amounts borrowed thereunder at certain intervals. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We can offer no assurance that we will meet those tests. In addition, these restrictive covenants may adversely affect our ability to finance our future operations or capital needs, or to engage in other business activities that may be in our interest. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of an event of default under the credit facility, our lenders could elect to declare all amounts outstanding under the credit facility, together with any accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as collateral under the credit facility. If the credit facility were to be accelerated, we can offer no assurance that our assets would be sufficient to repay in full that indebtedness. An event of default or acceleration of the credit facility could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS MAY SUFFER AS A RESULT OF POSSIBLE INCREASES IN COSTS FROM GOVERNMENT REGULATION.

Significant increases in federal, state and local payroll related costs, which include unemployment taxes, workers compensation and insurance, FICA and Medicare, would have a material adverse effect upon Acsys. Our costs could also increase as a result of federal and state health care reforms, such as those which extend health insurance benefits to currently uncovered personnel, or the imposition of additional requirements and restrictions for the placement of personnel. There can be no assurance that we will promptly and adequately increase our client fees to cover the increased costs. Further, we cannot offer assurance that we will adapt to future regulatory changes made by the Internal Revenue Service, the Department of Labor or other state and federal regulatory agencies.

THERE ARE DISTINCT RISKS ASSOCIATED WITH THE STAFFING INDUSTRY.

As a provider of temporary staffing services, we place our employees in the workplace of other businesses. Like all employers, our employees can commit acts which would subject us to negative publicity, injunctive orders or the imposition of fines or damages. These acts include discrimination, harassment, employment of illegal aliens, violations of wage and hour requirements, errors and omissions, misuse of client proprietary information, misappropriation of funds and other criminal activity or torts. In some instances, we indemnify clients against our employees' actions, but in certain circumstances, our clients might hold us responsible for the actions of those employees not under our direct control. In the past, we have not had any significant problems in this area and maintain insurance coverage that we believe is adequate as to both risks and amounts. However, if an employee fails to follow these policies or if our insurance is inadequate, such actions could have a material adverse effect on our business, results of operations, or financial condition. Any interruption in our clients' business such as inclement weather or work stoppage will further affect temporary staffing service providers.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Quarterly results of operations may fluctuate if we are unable or unwilling to lower our expenses to meet lower than expected future revenues. Accordingly, we believe that period to period comparisons of results of operations are not necessarily meaningful and that an investor should not rely upon such comparisons as an indication of future results of operations. Because of the foregoing, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. Such an event could have a material effect on the price of our common stock.

WE HAVE A SIGNIFICANT AMOUNT OF INTANGIBLE ASSETS, WHICH IS SUBJECT TO POSSIBLE CHANGES IN ACCOUNTING TREATMENT AND POSSIBLE IMPAIRMENT.

As of December 31, 1999, approximately $53.4 million, or 61.0% of Acsys' total assets were intangible assets. These intangible assets, which primarily represent amounts attributable to goodwill, arose through acquisitions accounted for as purchases. We will likely incur additional goodwill in the future if we acquire other staffing companies. Additionally, we currently amortize goodwill over a useful life that management believes is reasonable and is allowable under generally accepted accounting principles, or GAAP. GAAP can change in the future and affect the amortization period and therefore the future results of our company. Additionally, any impairment in the value of such assets could have a material adverse effect on our business, results of operations or financial condition.

OUR STOCK PRICE WILL FLUCTUATE AND COULD FLUCTUATE SIGNIFICANTLY.

Since our common stock has been publicly traded, the market price of our common stock has fluctuated over a wide range and may continue to do so in the future. Significant fluctuations in the market price of our common stock may occur in response to various factors and events, including, among other things:

-        the depth and liquidity of the trading market for our common stock;
-        quarterly variations in actual or anticipated operating results;
-        growth rates;
-        changes in estimates by analysts;
- market conditions in the staffing industry, including demand for temporary services;
-        announcements by competitors;
-        regulatory actions; and
-        general economic conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have affected the market prices of the stocks of staffing companies and which may be unrelated to the operating performance of particular companies. Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. The occurrence of any of these events could result in a material decline in the price of our common stock.

WE MAY ENCOUNTER DIFFICULTIES IN ACQUIRING BUSINESSES.

We intend to pursue acquisitions of other businesses as part of our long-term growth strategy. With regard to these acquisitions, we cannot offer assurance that we will:

-        successfully identify suitable acquisition candidates;
-        complete acquisitions; or
-        integrate acquired businesses into our operations.

Acquired companies may not achieve levels of revenues, profitability or productivity comparable to those of our existing locations, or otherwise perform as expected. Acquisitions involve special risks, which could have a material adverse effect on our business, results of operations or financial condition, including, among others:

-        diversion of our management's attention;
- possible adverse effects on our earnings because of increased goodwill amortization, increased interest costs and the issuance of additional securities;
-        difficulties related to the integration of the acquired business; and
- possible dilution of the value of the common stock held by our shareholders.

THE ABILITY OF OUR SHAREHOLDERS TO EFFECT CHANGES IN CONTROL OF ACSYS IS
LIMITED.

Provisions in our articles of incorporation and bylaws, the business corporations code of the State of Georgia, certain employment agreements with Acsys' executive officers and our adoption of a shareholders protection rights agreement, or poison pill, in June 1999 may make it difficult to pursue a tender offer, change in control or takeover attempt which we oppose. As a result, shareholders who might desire to participate in such a transaction may not have an opportunity to do so. In addition, these provisions may reduce the trading price of our stock. These provisions include: the issuance of preferred stock without shareholder approval; certain provisions relating to the meeting of shareholders; "fair price" and "business combinations" statutes under the general corporation law of Georgia; and provisions in employment agreements which allow certain employees to terminate their employment and receive a severance pay in the event of a change of control.

WE DO NOT ANTICIPATE THAT WE WILL PAY CASH DIVIDENDS.

Since our initial public offering in February 1998, we have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facility contains restrictions on our ability to declare and pay cash dividends.

WE MAY EXPERIENCE DIFFICULTIES DUE TO RECENT CHANGES IN SENIOR MANAGEMENT.

In March 1999, Edward S. Baumstein resigned as the President of Acsys. In December 1999, Timothy Mann resigned as our CEO, and Mary Beth Chase resigned as our Executive Vice President and Chief Development Officer. In addition, several members of management of Acsys, IT, our IT division, resigned in December 1999. Accompanying these resignations was a reorganization of our operations and the appointment of new members of senior management. This turnover in senior management creates risks for Acsys, including possible delays or problems in implementing a new organizational structure and potential uncertainty by employees and existing and prospective clients about the direction and prospects of our company.

ITEM 2.   PROPERTIES.

We do not own any real property and lease all of our offices. We believe these facilities are adequate for our current needs and do not anticipate any material difficulties in replacing such facilities or securing facilities for new offices.


ITEM 3.   LEGAL PROCEEDINGS.

From time to time we are, or may be in the future, involved in litigation incidental to our business, including employment practice claims assessed by individuals or governmental agencies. There is currently no litigation pending which management believes is material.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


MARKET INFORMATION AND HOLDERS OF RECORD

On September 7, 1999, we moved the listing of our common stock from the Nasdaq National Market(R) to the American Stock Exchange(R) and began trading under the symbol "AYS". Between February 6, 1998 and September 7, 1999, our common stock traded on the Nasdaq National Market(R) under the symbol "ACSY". Before February 6, 1998, there was no established public trading market for our common stock. On March 10, 2000, there were 60 holders of record of our common stock.

PRICE RANGE OF COMMON STOCK

The following table sets forth, for the period indicated, the high and low sales prices of the common stock.

        PERIOD                                                  HIGH             LOW
        ------                                                  ----             ---
        First Quarter, 1998 (from February 6, 1998)......     $ 16.500         $11.063
        Second Quarter, 1998.............................       20.500          13.000
        Third Quarter, 1998..............................       13.750           6.250
        Fourth Quarter, 1998.............................        9.750           2.969


        PERIOD                                                  HIGH             LOW
        ------                                                  ----             ---
        First Quarter, 1999..............................     $  5.000         $ 2.438
        Second Quarter, 1999.............................        4.500           3.000
        Third Quarter, 1999..............................        5.000           2.500
        Fourth Quarter, 1999.............................        2.625           1.313

DIVIDENDS

We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain our earnings to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors deems relevant. Our credit facility currently prohibits the payment of dividends without the lender's consent.

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

RECENT SALES OF UNREGISTERED SECURITIES

Acsys did not sell any securities which were not registered under the Securities Act of 1933, as amended, during 1999.

ITEM 6.   SELECTED FINANCIAL DATA.

All of the financial data set forth below have been restated to give effect to the acquisitions of Infinity Enterprises, Inc.; David C. Cooper & Associates, Inc.; DCAA Professional Temporaries, Inc.; EKT, Inc., Cama of Tampa, Inc.; Rylan Forbes Consulting Group, Inc.; Acsys Resources, Inc.; and Icon Search and Consulting, Inc. ("ICON"), which have been accounted for under the pooling of interests method of accounting (the "Pooling Acquisitions"). Additionally, the financial data set forth above includes results of operations of Infinity Enterprises, Inc., ICON and Cama of Tampa, Inc. from January 1, 1995, and January 1, 1995, respectively, the dates of their formation. The acquisitions of C.P.A. Staffing, Inc.; C.P.A. Search, Inc.; Career Placement Associates (together "CPA Staffing") in August 1997; TGS in March 1998; KPD in July 1998; and Staffing Edge in August 1998 have been accounted for under the purchase method of accounting and are included in the historical statements of operations from their respective dates of acquisition (the "Purchase Acquisitions"). The entities acquired in the Pooling Acquisitions and the Purchase Acquisitions are collectively referred to as the "Acquired Companies." Prior to becoming a publicly traded company in February, 1998, we were an S-corporation, except for ICON which was a C-corporation; accordingly, certain financial data may not be comparable to or indicative of our post-IPO results. The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The balance sheet data as of December 31, 1999, 1998, 1997, 1996 and 1995 and the Statements of Operations Data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were derived from the Consolidated Financial Statements and Notes thereto that have been audited by Arthur Andersen LLP, independent public accountants. The financial data shown below should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                       YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------------------
                                                                       1999          1998         1997       1996       1995
                                                                     ---------     ---------     -------    -------    -------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Service revenues:
    Temporary staffing ..........................................    $ 135,851     $ 103,067     $60,057    $44,556    $28,215
    Permanent placement .........................................       30,475        26,831      18,071     12,186      8,269
                                                                     ---------     ---------     -------    -------    -------
      Total service revenues ....................................      166,326       129,898      78,128     56,742     36,484
Direct cost of services .........................................       92,771        72,170      42,583     30,616     18,284
                                                                     ---------     ---------     -------    -------    -------
      Gross profit ..............................................       73,555        57,728      35,545     26,126     18,200
Selling, general and administrative expenses ....................       61,392        48,260      29,979     20,769     13,893
Combination expenses ............................................           --         1,730       1,797         --         --
Amortization and depreciation ...................................        3,288         1,658         715        693        682
Severance and franchise termination costs .......................        5,479           650         682        567        166
                                                                     ---------     ---------     -------    -------    -------
      Operating income ..........................................        3,396         5,430       2,372      4,097      3,459
Other expense, net ..............................................        3,334         1,129         788        811        865
                                                                     ---------     ---------     -------    -------    -------
Income before income taxes and extraordinary item ...............           62         4,301       1,584      3,286      2,594
Income taxes (1) ................................................          604         5,527         438        419        133
                                                                     ---------     ---------     -------    -------    -------
Income (loss) before extraordinary item .........................         (542)       (1,226)      1,146      2,867      2,461
Extraordinary item (less income tax benefit of $243) ............         (398)           --          --         --         --
                                                                     ---------     ---------     -------    -------    -------
Net income (loss) ...............................................    $    (940)    $  (1,226)    $ 1,146    $ 2,867    $ 2,461
Basic and diluted net income (loss) per share ...................    $   (0.06)    $   (0.09)    $  0.02    $  0.27    $  0.24
Shares used in computing basic net income (loss) per share ......       14,484        14,016      10,440      9,972     10,094

Shares used in computing diluted net income (loss) per share ....       14,484        14,016      10,544      9,972     10,094

                                                                         DECEMBER 31,
                                                      ---------------------------------------------------
                                                        1999       1998       1997       1996       1995
                                                      -------    -------    -------    -------    -------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ..................................    $12,303    $15,366    $ 4,921    $ 4,309    $ 2,216
Total assets .....................................     87,524     86,363     33,352     18,167     14,503
Long-term debt, including current maturities .....     38,717     38,320     11,754      8,847      8,905
Redeemable common stock ..........................         --         --      1,220        288         --
Shareholders' equity .............................     32,853     33,703     10,801      4,175      2,670

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

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

We are a specialty professional staffing firm that operates approximately 40 offices serving more than 20 major metropolitan markets across the United States with a more significant presence in the Eastern and Midwestern United States. We have acquired several companies that provide temporary and permanent placement staffing services primarily in the areas of accounting, finance and information technology. The results of operations of TGS, KPD Systems, Inc. ("KPD") and Staffing Edge, Inc. ("Staffing Edge") are included in the Company's consolidated results of operations beginning March 31, 1998, July 1, 1998 and August 4, 1998, respectively (the "1998 Purchase Acquisitions"). Also the results of operation for C.P.A Staffing are included from August 12, 1999. As a result, consolidated results may not be comparable to or indicative of future performance. Our revenues and expenses may be significantly affected by the number and timing of the acquisition of additional businesses, the opening of additional offices or the introduction of new services. The timing of such expansion activities may also affect period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statements of operations for the indicated periods.

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                        1999          1998         1997
                                                                     ---------     ---------     -------
     Service revenues: ..........................................               (IN THOUSANDS)
          Temporary staffing ....................................    $ 135,851     $ 103,067     $60,057
          Permanent placement ...................................       30,475        26,831      18,071
                                                                     ---------     ---------     -------
               Total service revenues ...........................      166,326       129,898      78,128
     Direct cost of services ....................................       92,771        72,170      42,583
                                                                     ---------     ---------     -------
               Gross profit .....................................       73,555        57,728      35,545
     Selling, general and administrative expenses ...............       61,392        48,260      29,979
     Combination expenses .......................................           --         1,730       1,797
     Amortization and depreciation ..............................        3,288         1,658         715
     Severance and franchise termination costs ..................        5,479           650         682
                                                                     ---------     ---------     -------
               Operating income .................................        3,396         5,430       2,372
     Other expense, net .........................................        3,334         1,129         788
                                                                     ---------     ---------     -------
     Income before income taxes and extraordinary item ..........           62         4,301       1,584
     Income taxes ...............................................          604         5,527         438
                                                                     ---------     ---------     -------
     Income (loss) before extraordinary item ....................         (542)       (1,226)      1,146
     Extraordinary item (less applicable income tax of $243) ....         (398)           --          --
                                                                     ---------     ---------     -------
     Net income (loss) ..........................................    $    (940)    $  (1,226)    $ 1,146
                                                                     =========     =========     =======

RESULTS FOR 1999 COMPARED TO RESULTS FOR 1998

Service Revenues. Total service revenues in 1999 increased $36.4 million, or 28.0%, to $166.3 million from $129.9 million in 1998. Temporary staffing service revenues, excluding IT contract service revenues, in 1999 increased $20.6 million, or 33.7%, to $81.8 million as compared to $61.2 million in 1998 primarily due the increase in revenue from the 1998 Purchase Acquisitions. IT contract service revenue increased $12.1 million, or 28.9% to $54.0 million in 1999 as compared to $41.9 million in 1998 primarily due to the increase in the local IT contract service revenue partially offset by the decrease in the enterprise resource planning, or ERP, service revenue. Permanent placement service revenues in 1999 increased $3.7 million, or 13.8%, to $30.5 million from $26.8 million in 1998 primarily due to the increase in revenue from the 1998 Purchase Acquisitions.

Gross Profit. Gross profit increased $15.9 million, or 27.6%, to $73.6 million in 1999 from $57.7 million for 1998. Gross profit as a percentage of service revenues in 1999 was 44.2% of revenues compared to 44.4% of revenues in 1998 and was comparable between the two periods.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $13.1 million, or 27.1%, to $61.4 million in 1999 from $48.3 million in 1998. As a percentage of revenues, SG&A expenses were 36.9% in 1999 compared with 37.2% in 1998 and were comparable between the two periods.

Amortization and Depreciation. Amortization and depreciation for 1999 increased $1.6 million from 1998 due to a full year's worth of amortization and depreciation resulting from the 1998 Purchase Acquisitions. Depreciation expense also increased as a result of capital expenditures in 1999.

Combination Expenses. Combination expenses in 1998 were $1.7 million reflecting transaction costs for the Pooling Acquisitions.

Severance and Franchise Termination Costs. During 1999, we announced plans to reduce future selling, general and administrative costs. These plans included the closure of an under-performing office and the termination of certain former employees, principally related to integration efforts. We expensed $5.5 million of which approximately $5.0 million related to severance costs and $550,000 related to office closing costs. We recorded a charge of $650,000 in 1998 consisting principally of severance obligations resulting from consolidating our corporate offices in Atlanta. This substantial increase in severance and franchise termination costs in 1999 compared to 1998 was principally the result of severance payments made with respect to management and organizational changes announced in the first and fourth quarters of 1999.

Other Income (Expense). Interest expense in 1999, consisting principally of interest on borrowings under our revolving credit facility and interest on non-compete and severance arrangements, increased $2.5 million from 1998. The majority of the increase in interest expense resulted from the higher debt levels related to the 1998 Purchase Acquisitions. See "Liquidity and Capital Resources." Additionally, during the second quarter of 1999, we realized other income of $270,000 from the sale of miscellaneous assets.

Income Tax Provision. We recorded $604,000 in income tax expense during 1999 on a pre-tax income of $62,000. This high level of income tax expense relative to pre-tax income reflects the impact of non-deductible goodwill. Prior to February 5, 1998, we were an S-corporation and not subject to income taxes, except for ICON which was a C-corporation. In connection with the IPO and the termination of our S-corporation status, we recorded a deferred tax liability of approximately $3.0 million in 1998 to recognize income tax expense created by our change to a C-corporation, which primarily relates to a change from the cash to accrual method of accounting for income tax purposes. We are paying the deferred tax liability, which was created by this charge, over a four-year period.

Extraordinary Item. During the fourth quarter of 1999, we recognized $398,000 in extraordinary expense, net of tax, related to the extinguishment of long-term debt. See "Liquidity and Capital Resources."

Net Loss. We recognized a net loss and a net loss per share of $940,000 and $0.06 and $1.2 million and $0.09 for 1999 and 1998, respectively.

RESULTS FOR 1998 COMPARED TO RESULTS FOR 1997

Service Revenues. Total service revenues in 1998 increased $51.8 million, or 66.3%, to $129.9 million from $78.1 million in 1997. Temporary staffing service revenues, excluding IT contract service revenues, in 1998 increased $20.3 million, or 49.7%, to $61.2 million in 1998 as compared to $40.9 million in 1997. The increase in temporary staffing service revenues is primarily attributable to the increase in billing rates and the impact of the 1998 Purchase Acquisitions. IT contract service revenue increased $22.7 million, or 118.3% to $41.9 million in 1998 as compared to $19.2 million in 1997 due to the growth of our ERP service revenue. Permanent placement service revenues in 1998 increased $8.7 million, or 48.5%, to $26.8 million from $18.1 million in 1997. Permanent placement service revenues increased primarily due to increases in the number of permanent placements, the increase in placement fees and the 1998 Purchase Acquisitions.

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

Selling, General and Administrative Expenses. SG&A expenses increased $18.3 million, or 61.0%, to $48.3 million in 1998 from $30.0 million in 1997. As a percentage of revenues, SG&A expenses were 37.2% in 1998 compared with 38.4% in 1997. This decrease as a percentage of revenues is primarily attributable to the spreading of overhead costs over a substantially larger revenue base.

Amortization and Depreciation. Amortization and depreciation for 1998 increased $943,000 from 1997 primarily due to the 1998 Purchase Acquisitions. Depreciation expense also increased as a result of capital expenditures in 1997 and 1998.

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

Other Income (Expense). Other expense, net consists principally of interest expense. In 1998, we recorded interest expense of $1.3 million, consisting of interest on borrowings under our revolving credit facility and interest on non-compete and severance arrangements partially offset by interest income on short-term investments of $123,000. For 1997, we recorded other expense, net of $788,000 consisting principally of interest expense on our credit facility and other long-term debt. See "Liquidity and Capital Resources."

Income Tax Provision. Prior to February 5, 1998, we were an S-corporation and not subject to income taxes, except for ICON which was a C-corporation. In connection with the IPO and the termination of our S-corporation status, we recorded a deferred tax liability of approximately $3.0 million in 1998 to recognize income tax expense created by our change to a C-corporation, which primarily relates to a change from the cash to accrual method of accounting for income tax purposes. We are paying the deferred tax liability, which was created by this charge, over a four-year period. For 1997, the income tax provision relates exclusively to ICON, which as a C-corporation was subject to corporate income taxes.

Net Income (Loss). We recognized a net loss and a net loss per share of $1.2 million and $0.09, respectively, in 1998 compared to net income and net income per share of $1.1 million and $0.02, respectively, for 1997. The calculation of the net income per share for 1997 reflects a reduction of $932,000 to net income available to common shareholders for the accretion on redeemable common shares.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.4 million in 1999 compared to cash used in operating activities of $7.1 million in 1998.

Net cash used in investing activities was $4.4 million in 1999 and related to capital expenditures. Net cash used in investing activities was $37.4 million in 1998. Included in cash used for investing activities was $34.3 million (net of cash acquired) paid in connection with the 1998 Purchase Acquisitions and $3.1 million used for capital expenditures.

Net cash used in financing activities was $768,000 in 1999. The use of cash was primarily due to deferred financing costs of $1.2 million related to our credit facility partially offset by $352,000 from borrowings to fund operations. Net cash provided in financing activities was $45.9 million in 1998. Upon completion of our IPO, we raised $20.1 million, net of expenses paid. We used approximately $11.1 million to immediately repay our then current borrowings under our credit facility. We subsequently borrowed approximately $31.5 million in connection with our acquisition of Staffing Edge in August 1998 and made other borrowings to fund operations. Additionally, in 1998, we paid $834,000 in connection with our obligation to pay certain pre-IPO S-corporation tax liabilities of persons who were shareholders during the period we were an S-corporation.

Our primary credit facility is provided by a syndicate of lenders pursuant to that certain Amended and Restated Credit Agreement dated as of April 13, 1999 among Acsys, Bank of America, N.A. (formerly NationsBank, N.A.), as administrative agent and the lenders party thereto from time to time. Proceeds of our credit facility may be used to finance working capital and general corporate purposes, capital expenditures and permitted acquisitions.

On December 31, 1999 we amended the credit facility to, among other things, modify the pricing, modify certain of our covenants and reduce our borrowing capacity under the credit facility from $80.0 million to $55.0 million. The amendment also changed the maturity date of the loans under the credit facility from April 12, 2002 to October 31, 2001. We believe that the reduction of our borrowing capacity will have a minimal impact on our ability to grow our business internally. In addition, as set forth below, the interest rates charged under the credit facility will increase unless we are able to reduce the amount of outstanding borrowings by certain specified dates.

As a result of the amendment, we recorded an extraordinary item, net of tax, of $398,000 related to the write-off of deferred loan costs. As of December 31, 1999, we had borrowed approximately $38.1 million under the credit facility.

Interest under the credit facility accrues at a variable rate indexed, at our option, at the administrative agent's prime rate or the London Interbank Offered Rate, or LIBOR, plus an applicable margin that varies based on certain financial covenant requirements such as our Consolidated Leverage Ratio and Consolidated Fixed Charge Ratio (as these terms are defined in the credit facility) and the amount of borrowings outstanding under the credit facility. Accordingly, interest rates may vary with respect to prime rate loans from the prime rate to the prime rate plus 2.75% or with respect to LIBOR Loans from LIBOR plus 1.5% to LIBOR plus 4.25%, provided, however, that until September 30, 2000, the applicable margin for prime rate loans is fixed at 2% and the applicable margin for LIBOR loans is fixed at 3.5%.

Our obligations under the credit facility are secured by a lien on substantially all of the our and our subsidiaries' assets, including accounts receivable, inventory, equipment, general intangibles and other property. Additionally, the credit facility is secured by a first priority pledge of the capital stock of our subsidiaries.

The credit facility contains customary affirmative covenants and certain operating and financial covenants. The financial covenants include requirements to not exceed a specified consolidated leverage ratio, to maintain a certain consolidated fixed charge coverage ratio and to maintain a minimum consolidated net worth, and to not exceed certain consolidated capital expenditures and rental payment levels. Please see "Recent Trends and Developments" for a discussion of a recent waiver of a financial covenant that we obtained from our lenders.

On September 7, 1999, we moved the listing of our common stock to the American Stock Exchange(R) to accommodate the Nasdaq National Market's minimum bid requirement.

RECENT TRENDS AND DEVELOPMENTS

In 1999, we generated approximately 14.1% of our revenues and 7.5% of our gross profit from the placement of contract professionals in positions related to the implementation of ERP software licensed by SAP AG. SAP announced that it experienced a slowdown in orders for its software. SAP believed that this slowdown related to its clients allocating resources away from ERP implementation in order to address year 2000 and other resource allocation issues. We experienced a decrease in our SAP implementation staffing business and expect this trend to continue into the beginning of 2000. We experienced a decrease in our permanent placement staffing business, which we believe was principally related to hiring delays related to Year 2000 issues, and we expect this trend to continue into the beginning of 2000. We believe decreases are due to clients allocating their resources away from SAP implementation to address year 2000 issues and thus, that the decrease will be temporary. Our belief that this trend is temporary is a forward-looking statement that is subject to numerous risks and uncertainties. Actual results may differ materially from our estimate due to a variety of factors, including continued decreased demand for SAP software and the attendant implementation services.

Under the terms of the December 31, 1999 amendment to our credit facility, we are required on specified dates to reduce the amount of outstanding borrowings in order to avoid an increase in the interest rate margin due to our lenders. There can be no assurance that we will be able to manage our borrowing levels and, as a result, interest expense could increase.

We expect that at March 31, 2000 we will not be in compliance with the consolidated leverage ratio covenant under our credit facility. Accordingly, we have obtained, in advance, from our lenders a waiver of this covenant default. We have not obtained waivers with respect to any other possible future defaults.

The Year 2000 issue referred to problems that could have resulted from computer software programs and operating systems that use only two digits rather than four to define the applicable year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could have failed or created erroneous results by or at the Year 2000. In 1999 we spent $4.4 million in capital expenditures that principally related to company integration. Due to these integration efforts our systems were Year 2000 compliant and accordingly our systems were not impacted by the date change.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not engage in investing in or trading market risk sensitive instruments. We also do not purchase, for investment, hedging, or for purposes "other than trading," instruments that are likely to expose Acsys to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as discussed in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps. We currently do not have any foreign operations and thus we do not believe that we have any exposure to foreign currency exchange rate risk.

We have interest rate risk under our credit facility. As of December 31, 1999, we had total debt outstanding of $38.1 million under the credit facility which provides for interest rates that are tied to our lender's prime rate, the federal funds rate or the London Inter-Bank Offering Rate (LIBOR). Therefore, we are subject to exposure to interest rate risk for these borrowings based on the fluctuations in these published rates. The weighted average interest rate on borrowings under the credit facility was 7.86% for 1999. Based on the outstanding indebtedness under the credit facility, an increase in the weighted average interest rate of 0.5% would cause a corresponding increase in our annual interest expense of approximately $190,000. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements, including our consolidated balance sheets, as of December 31, 1999 and 1998, consolidated statements of income for the years ended December 31, 1999, 1998 and 1997, consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997 and consolidated statements of redeemable common stock and shareholders' equity for the years ended December 31, 1999, 1998 and 1997, together with the report thereon of Arthur Andersen LLP dated February 2, 2000 and the schedule containing certain supplemental information are attached hereto as pages F-1 through F-22.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with or change in the registrant's independent public accountants since our inception in March 1997.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to the information that is responsive to this Item appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders currently scheduled for June 20, 2000 (the "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year, which information is incorporated herein by reference.


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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements.

        The following consolidated financial statements of Acsys and its subsidiaries and report of independent auditors are included in Item 8 hereof:

          Report of Independent Public Accountants on Financial Statements Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended December 31,
            1999, 1998 and 1997
          Consolidated Statements of Cash Flows for the years ended December 31,
            1999, 1998 and 1997
          Consolidated Statements of Redeemable Common Stock and Shareholders'
            Equity for the years ended December 31, 1999, 1998 and 1997
          Notes to Consolidated Financial Statements

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

          Report of Independent Public Accountants
          Schedule II--Valuation and Qualifying Accounts.

(a)(3) Exhibits. The following exhibits are either provided with this Report or are incorporated herein by reference.


 EXHIBIT
 NUMBER                                  DESCRIPTION
 ------                                  -----------
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

2.6               Agreement and Plan of Merger by and among Acsys, Icon Merger
                  Subsidiary, Inc., Icon Search and Consulting, Inc. ("Icon"), and the shareholders of Icon named therein dated as of March
                  31, 1998. (Filed as Exhibit 2.6 to Acsys' Quarterly Report on
                  Form 10-Q dated May 15, 1998, File No. 000-23711, and incorporated herein by reference.)

2.7 Agreement and Plan of Merger, dated as of August 3, 1998, by and among Acsys, Inc., SE Merger Subsidiary, Inc., Staffing
                  Edge, Inc. and certain stockholders of Staffing Edge, Inc.
                  (Filed as Exhibit 2.1 to Acsys' Current Report on Form 8-K dated August 19, 1998, File No. 000-23711, and incorporated herein by reference.)

3.1               Articles of Incorporation of Acsys. (Filed as Exhibit 3.1 to
                  February 1998 S-1, and incorporated herein by reference.)

3.1.1             Articles of Amendment to Amended and Restated Articles of
                  Incorporation of Acsys. (Filed as Exhibit 3.1.1 to Acsys'
                  Registration Statement on Form S-1, File No. 333-67437 (the
                  "November 1998 S-1") and incorporated herein by reference.)

3.1.2             Articles of Amendment to Amended and Restated Articles of
                  Incorporation, as amended, filed with the Secretary of the State of Georgia on June 20, 1999. (Filed as Exhibit 3.1
                  Acsys' Form 10-Q dated August 9, 1999, File No. 000-23711, and incorporated herein by reference.)

3.2 Bylaws of Acsys. (Filed as Exhibit 3.2 to February 1998 S-1, and incorporated herein by reference.)

4.1 Shareholder Protection Rights Agreement, dated June 20, 1999, between Acsys and SunTrust Bank, Atlanta, as Rights Agent.
                  (Filed as Exhibit 99.1 to Acsys' Current Report on Form 8-K dated June 20, 1999, and incorporated herein by reference.)

4.2               Specimen Common Stock Certificate. (Filed as Exhibit 4 to
                  Acsys' Registration Statement on Form 8-A filed on September
                  1, 1999, and incorporated herein by reference.)

10.1 Amended and Restated 1997 Stock Option Plan of Acsys. (Filed as Exhibit 10.1 to February 1998 S-1, and incorporated herein by reference.)

10.1.1 Amendment to Amended and Restated Stock Option Plan of Acsys dated April 29, 1998. (Filed as Exhibit 10.1.1 to Acsys'
                  Annual Report on Form 10-K dated March 30, 1999, File No.
                  000-23711 (the "1998 10-K"), and incorporated herein by reference.)

10.2              Employment Agreement by and between Acsys and Timothy Mann,
                  Jr. dated March 12, 1997. (Filed as Exhibit 10.3 to the
                  February 1998 S-1, and incorporated herein by reference.)

10.2.1 Amendment No. 1 to Employment Agreement by and between Acsys and Timothy Mann, Jr. dated September 3, 1997. (Filed as
                  Exhibit 10.4 to February 1998 S-1, and incorporated herein by reference.)

10.2.2 Amendment No. 2 to Employment Agreement by and between Acsys and Timothy Mann, Jr. dated October 14, 1997. (Filed as
                  Exhibit 10.5 to February 1998 S-1, and incorporated herein by reference.)

10.3              Employment Agreement by and between Acsys and Edward S.
                  Baumstein dated September 3, 1997. (Filed as Exhibit 10.6 to
                  February 1998 S-1, and incorporated herein by reference.)

10.3.1 Amendment No. 1 to Employment Agreement by and between Acsys and Edward S. Baumstein dated as of October 14, 1997. (Filed as Exhibit 10.7 to February 1998 S-1, and incorporated herein by reference.)

10.4              Stock Option Agreement by and between Acsys and Timothy Mann,
                  Jr. dated May 19, 1997. (Filed as Exhibit 10.8 to February
                  1998 S-1, and incorporated herein by reference.)

10.5              Stock Option Agreement by and between Acsys and Timothy Mann,
                  Jr., dated May 19, 1997. (Filed as Exhibit 10.9 to February
                  1998 S-1, and incorporated herein by reference.)

10.6              Form of Employment Agreement between Acsys and key employees.
                  (Filed as Exhibit 10.11 to February 1998 S-1, and incorporated herein by reference.)

10.7              Amended and Restated Registration Rights Agreement dated as of
                  September 3, 1997 by and among Acsys and certain holders of the capital stock of Acsys. (Filed as Exhibit 10.12 to February 1998 S-1, and incorporated herein by reference.)

10.7.1 Registration Rights Joinder Agreement dated May 22, 1998 by and among Acsys and certain holders of the capital stock of Acsys. (Filed as Exhibit 10.12.1 to Quarterly Report on Form
                  10-Q dated August 14, 1998, File No. 000-23711 (the "August
                  1998 10-Q"), and incorporated herein by reference.)

10.7.2 Registration Rights Joinder Agreement dated July 1, 1998 by and among Acsys and Howard Sapolsky. (Filed as Exhibit 10.1 to
                  Quarterly Report on Form 10-Q dated November 16, 1998, File
                  No. 000-23711 (the "November 1998 10-Q"), and incorporated herein by reference.)

10.7.3 Registration Rights Joinder Agreement dated August 3, 1998 by and among Acsys and certain holders of capital stock of Acsys.
                  (Filed as Exhibit 10.2 to the November 1998 10-Q and incorporated herein by reference.)

10.7.4 Registration Rights Joinder Agreement dated March 31, 1998 by and among Acsys and certain holders of capital stock of Acsys.
                  (Filed as Exhibit 10.11.4 to November 1998 S-1, and incorporate herein by reference.)

10.8              Revolving Credit Agreement dated May 16, 1997 by and among
                  Acsys and certain lenders. (Filed as Exhibit 10.13 to February
                  1998 S-1, and incorporated herein by reference.)

10.8.1 Amendment No. 1 to Credit Agreement dated January 29, 1998 by and among Acsys, NationsBank, National Association as Lender, and NationsBank, National Association as Agent for the Lenders. (Filed as Exhibit 10.13.1 to the August 1998 10-Q, and incorporated herein by reference.)

10.8.2 Amendment No. 2 to Credit Agreement dated August 3, 1998 by and among Acsys, NationsBank, National Association as Lender and NationsBank, National Association as Agent for the Lenders. (Filed as Exhibit 10.3 to the November 1998 10-Q, and incorporated herein by reference.)

10.8.3 Letter Agreement to Credit Agreement dated December 29, 1998 by and among Acsys, NationsBank, National Association, as Agent and the Lenders party thereto. (Filed as Exhibit 10.12.3 to the 1998 10-K, and incorporated herein by reference.)

10.8.4 Letter Agreement to Credit Agreement dated March 23, 1999 by and among Acsys, NationsBank, National association, as Agent and the Lenders party thereto. (Filed as Exhibit 10.12.4 to the 1998 10-K, and incorporated herein by reference.)

10.8.5            Amended and Restated Revolving Credit Agreement, dated April
                  13, 1999, by and among Acsys, Inc., as Borrower, and NationsBank, N.A. as Agent and the Lenders party thereto.
                  (Filed as Exhibit 10.12.5 to Quarterly Report dated May 14,
                  1999, File No. 000-23711, and incorporated herein by reference.)

10.8.6            Amendment No. 1 to Amended and Restated Credit Agreement dated
                  December 31, 1999 by and among Acsys, Bank America, N.A., as
                  Agent and the Lenders party thereto.

10.9 Form of Indemnification Agreement entered into between Acsys and its directors and officers. (Filed as Exhibit 10.14 to February 1998 S-1, and incorporated herein by reference.)

10.10             Form of S-corporation Tax Allocation and Indemnification
                  Agreement entered into between Acsys and certain of its shareholders. (Filed as Exhibit 10.15 to February 1998 S-1, and incorporated herein by reference.)

10.11 Employment Agreement between Acsys and Robert M. Kwatnez dated as of March 31, 1998 and effective on May 22, 1998. (Filed as
                  Exhibit 10.18 to the August 1998 10-Q, and incorporated herein by reference.)

10.12 Non-Solicitation and Non-Competition Agreement between Acsys and Robert M. Kwatnez dated as of March 31, 1998 and effective on May 22, 1998. (Filed as Exhibit 10.19 to the August 1998
                  10-Q, and incorporated herein by reference.)

10.13 Employment Agreement between Acsys and Brady W. Mullinax, Jr., dated as of August 21, 1998. (Filed as Exhibit 10.4 the
                  November 1998 Form 10-Q, and incorporated herein by reference.)

10.14             Non-Qualified Stock Option Agreement by and between Acsys and
                  Brady W. Mullinax, Jr. dated August 21, 1998. (Filed as
                  Exhibit 10.5 to the November 1998 10-Q, and incorporated herein by reference.)

10.15             Incentive Stock Option Agreement by and between Acsys and
                  Brady W. Mullinax, Jr. dated August 21, 1998. (Filed as
                  Exhibit 10.6 to the November 1998 10-Q, and incorporated herein by reference.)

10.16             Incentive Stock Option Agreement by and between Acsys and
                  Timothy Mann, Jr., dated October 27, 1998. (Filed as Exhibit
                  10.21 to the 1998 10-K, and incorporated herein by reference.)

10.17             Non-Qualified Stock Option Agreement by and between Acsys and
                  Timothy Mann, Jr. dated October 27, 1998. (Filed as Exhibit
                  10.22 to the 1998 10-K, and incorporated herein by reference.)

10.18 Separation and Release Agreement by and between Acsys and Edward S. Baumstein dated March 12, 1999. (Filed as Exhibit
                  10.23 to the 1998 10-K, and incorporated herein by reference.)

10.19 Separation and Release Agreement, dated November 23, 1999, between Acsys, Inc. and Timothy Mann, Jr. (Filed as Exhibit
                  10.1 to Acsys' Current Report dated December 8, 1998, File No.
                  000-23711 (the "December 1999 8-K"), and incorporated herein by reference.)

10.20             Shareholder and Restrictive Covenant Agreement dated November
                  23, 1999, between Acsys, Inc. and Timothy Mann, Jr. (Filed as
                  Exhibit 10.2 to the December 1999 8-K, and incorporated herein by reference.)

10.21 Separation and Release Agreement, dated December 1, 1999 between Acsys, Inc. and Mary Beth Chase. (Filed as Exhibit
                  10.3 to the December 1999 8-K, and incorporated herein by reference.)

10.22             Shareholder and Restrictive Covenant Agreement, dated December
                  1, 1999, between Acsys, Inc. and Mary Beth Chase. (Filed as
                  Exhibit 10.4 to the December 1999 8-K, and incorporated herein by reference.)

10.23 Separation and Release Agreement, dated December 1, 1999, between Acsys, Inc., Acsys IT, Inc. and Robert M. Kwatnez.
                  (Filed as Exhibit 10.5 to the December 1999 8-K, and incorporated herein by reference.)

10.24             Shareholder and Restrictive Covenant Agreement, dated December
                  1, 1999, between Acsys, Inc. and Robert Kwatnez. (Filed as
                  Exhibit 10.6 to the December 1999 8-K, and incorporated herein by reference.)

10.25 Separation and Release Agreement, dated December 1, 1999, between Acsys, Inc., Acsys IT, Inc. and Steven M. Sutton.
                  (Filed as Exhibit 10.7 to the December 1999 8-K, and incorporated herein by reference.)

10.26             Shareholder and Restrictive Covenant Agreement, dated December
                  1, 1999, between Acsys, Inc. and Steven M. Sutton. (Filed as
                  Exhibit 10.8 to the December 1999 8-K, and incorporated herein by reference.)

10.27 Separation and Release Agreement, dated December 1, 1999, between Acsys, Inc., Acsys IT, Inc. and Robert D. Bailey.
                  (Filed as Exhibit 10.9 to the December 1999 8-K, and incorporated herein by reference.)

10.28             Shareholder and Restrictive Covenant Agreement, dated December
                  1, 1999, between Acsys, Inc. and Robert D. Bailey. (Filed as
                  Exhibit 10.10 to the December 1999 8-K, and incorporated herein by reference.)

10.29 Employment Agreement between Acsys, Inc. and Patricia Kennedy dated February 7, 2000

10.30             Incentive Stock Option Agreement by and between Acsys and
                  Brady W. Mullinax, Jr. dated February 2, 2000.

10.31             Incentive Stock Option Agreement by and between Acsys and
                  Patricia Kennedy dated February 21, 2000.

21.1              Subsidiaries of Acsys. (Filed as Exhibit 21.1 to the
                  Registration Statement on Form S-1 filed on November 17, 1998, and incorporated herein by reference.)

23.1              Consent of Arthur Andersen LLP.

24.1              Power of Attorney [included on signature page].

27.1              Financial Data Schedule for the year ended December 31, 1999
                  (for SEC use only).

27.2              Financial Data Schedule for the year end December 31, 1998
                  (for SEC use only).


(b)  Reports on Form 8-K.

     On December 8, 1999, we filed a current report on Form 8-K dated December 8, 1999 (date of earliest event reported). Under Item 5, Other Events, we described separation and other agreements between Acsys and several executive officers, directors and other employees. We did not file any other Current Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Acsys, Inc.

                                              By: /s/ Brady W. Mullinax, Jr.
                                                 ------------------------------
                                                    Brady W. Mullinax, Jr.
                                                  Executive Vice President,
                                                  Finance and Administration

                                                         March 28, 2000


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Acsys, Inc., a Georgia corporation, for himself and not for one another, does hereby constitute and appoint David C. Cooper and Brady W. Mullinax, Jr. and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his name to any and all amendments to this Annual Report on Form 10-K, and to cause the same (together with all Exhibits thereto) to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURES                                TITLE                         DATE
       ----------                                -----                         ----

  /s/ DAVID C. COOPER              Chairman of the Board of Directors     March 28, 2000
-----------------------------      and Chief Executive Officer
   David C. Cooper

 /s/ BRADY W. MULLINAX, JR.        Executive Vice President, Finance      March 28, 2000
-----------------------------      and Administration and Director
    Brady W. Mullinax, Jr.

  /s/ BARRY M. ABELSON             Director                               March 28, 2000
-----------------------------
   Barry M. Abelson

 /s/ PAUL J. KLAASSEN              Director                               March 28, 2000
-----------------------------
   Paul J. Klaassen

 /s/ WILLIAM PORTER PAYNE          Director                               March 28, 2000
-----------------------------
   William Porter Payne

   /s/ HARRY J. SAUER              Executive Director, Professional       March 28, 2000
-----------------------------      Services and Director
    Harry J. Sauer

  /s/ M. FAYE WILSON               Director                               March 28, 2000
-----------------------------
    M. Faye Wilson

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Acsys, Inc.:

We have audited the accompanying consolidated balance sheets of Acsys, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable common stock and shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acsys, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 2, 2000

                          ACSYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS-EXCEPT SHARE DATA)




                                                                            DECEMBER 31,
                                                                         --------------------
                                                                          1999         1998
                                                                         -------      -------
ASSETS
 CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                                          $    --      $ 1,777
      ACCOUNTS RECEIVABLE, (NET OF ALLOWANCES OF $1,953 AND $958 AT
        DECEMBER 31, 1999 AND 1998, RESPECTIVELY)                         23,525       22,836
      PREPAID EXPENSES AND OTHER                                           1,508        2,073
      DEFERRED  INCOME TAXES                                               1,234           --
                                                                         -------      -------
           TOTAL CURRENT ASSETS                                           26,267       26,686
 PROPERTY AND EQUIPMENT, NET                                               7,597        4,979
 GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                53,383       54,366
 OTHER ASSETS                                                                277          332
                                                                         -------      -------
           TOTAL ASSETS                                                  $87,524      $86,363
                                                                         =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      CURRENT PORTION OF LONG-TERM DEBT                                       45           44
      ACCOUNTS PAYABLE                                                     4,751        3,777
      ACCRUED LIABILITIES                                                  9,168        7,086
      DEFERRED INCOME TAXES                                                   --          413
                                                                         -------      -------
           TOTAL CURRENT LIABILITIES                                      13,964       11,320
                                                                         -------      -------
 LONG-TERM DEBT                                                           38,672       38,276
                                                                         -------      -------
 DEFERRED INCOME TAXES                                                     1,993        2,771
                                                                         -------      -------
 OTHER LONG-TERM LIABILITIES                                                  42          293
                                                                         -------      -------
 COMMITMENTS AND CONTINGENCIES (NOTE 5)
 SHAREHOLDERS' EQUITY:
    PREFERRED STOCK, NO PAR VALUE, 5,000,000 SHARES AUTHORIZED, NO
      SHARES ISSUED OR OUTSTANDING                                            --           --
    COMMON STOCK, NO PAR VALUE, 45,000,000 SHARES AUTHORIZED
      14,502,736 AND 14,452,466 ISSUED AND OUTSTANDING AT
      DECEMBER 31, 1999 AND 1998, RESPECTIVELY                            30,548       30,499
    RETAINED EARNINGS                                                      2,305        3,204
                                                                         -------      -------
      TOTAL SHAREHOLDERS' EQUITY                                          32,853       33,703
                                                                         -------      -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $87,524      $86,363
                                                                         =======      =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          ACSYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)




                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                        1999            1998           1997
                                                                     ---------       ---------       --------
SERVICE REVENUES:
    TEMPORARY STAFFING                                               $ 135,851       $ 103,067       $ 60,057
    PERMANENT PLACEMENT                                                 30,475          26,831         18,071
                                                                     ---------       ---------       --------
       TOTAL SERVICE REVENUES                                          166,326         129,898         78,128
DIRECT COST OF SERVICES, CONSISTING OF
 PAYROLL, PAYROLL TAXES AND BENEFIT COSTS FOR
 TEMPORARY EMPLOYEES                                                    92,771          72,170         42,583
                                                                     ---------       ---------       --------
       GROSS PROFIT                                                     73,555          57,728         35,545
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                               61,392          48,260         29,979
AMORTIZATION AND DEPRECIATION                                            3,288           1,730          1,797
COMBINATION EXPENSES                                                        --           1,658            715
SEVERANCE AND OFFICE CLOSING
 COSTS                                                                   5,479             650            682
                                                                     ---------       ---------       --------
      OPERATING INCOME                                                   3,396           5,430          2,372
OTHER INCOME (EXPENSE):
   INTEREST EXPENSE, NET                                                (3,585)         (1,129)          (823)
   OTHER, NET                                                              251              --             35
                                                                     ---------       ---------       --------
INCOME BEFORE INCOME TAXES                                                  62           4,301          1,584
   INCOME TAX PROVISION                                                    604           5,527            438
                                                                     ---------       ---------       --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                   (542)         (1,226)         1,146
   EXTRAORDINARY ITEM, (LESS APPLICABLE INCOME TAX
   BENEFIT OF $243)                                                       (398)             --             --
                                                                     ---------       ---------       --------
NET INCOME (LOSS)                                                    $    (940)      $  (1,226)      $  1,146
                                                                     =========       =========       ========
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
   INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM                 $   (0.04)      $   (0.09)      $   0.02
   EXTRAORDINARY ITEM                                                    (0.03)             --             --
                                                                     ---------       ---------       --------
   NET INCOME (LOSS)                                                 $   (0.06)      $   (0.09)      $   0.02
                                                                     =========       =========       ========

   SHARES USED IN COMPUTING BASIC NET INCOME (LOSS) PER SHARE           14,484          14,016         10,440
                                                                     =========       =========       ========
   SHARES USED IN COMPUTING DILUTED NET INCOME (LOSS) PER SHARE         14,484          14,016         10,544
                                                                     =========       =========       ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          ACSYS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK
                            AND SHAREHOLDERS' EQUITY
                        (IN THOUSANDS- EXCEPT SHARE DATA)

                                                                                            SHAREHOLDERS' EQUITY
                                                     REDEEMABLE           ---------------------------------------------------------
                                                    COMMON STOCK               COMMON STOCK
                                                 --------------------     ----------------------    RETAINED   TREASURY
                                                  SHARES      AMOUNT        SHARES       AMOUNT     EARNINGS     STOCK      TOTAL
                                                 --------     -------     ----------    --------    --------   --------    --------

BALANCE, DECEMBER 31, 1996                        122,012     $   288      9,972,294    $    530     $ 4,233     $(589)    $  4,174
 DISTRIBUTIONS TO SHAREHOLDERS                         --          --             --          --      (1,243)       --       (1,243)
 ISSUANCE OF COMMON STOCK IN
    CONNECTION WITH ACQUISITION                        --          --      1,219,274       7,067          --       589        7,656
 ACCRETION OF REDEEMABLE COMMON
    STOCK TO REDEMPTION VALUE                          --         932             --          --        (932)       --         (932)
 NET INCOME                                            --          --             --          --       1,146        --        1,146
                                                 --------     -------     ----------    --------     -------     -----     --------
BALANCE, DECEMBER 31, 1997                        122,012       1,220     11,191,568       7,597       3,204        --       10,801
 ISSUANCE OF COMMON STOCK UPON INITIAL
   PUBLIC OFFERING, NET OF OFFERING COSTS              --          --      2,842,500      20,070          --        --       20,070
 RESETTING OF RETAINED EARNINGS IN
   CONNECTION WITH TERMINATION
   OF S-CORPORATION STATUS                             --          --             --      (1,597)      1,597        --           --
 TERMINATION OF REDEMPTION RIGHTS IN
   CONNECTION WITH THE INITIAL PUBLIC OFFERING   (122,012)     (1,220)       122,012       1,220          --        --        1,220
 ISSUANCE OF COMMON STOCK IN
   CONNECTION WITH ACQUISITIONS                        --          --        229,337       3,031          --        --        3,031
 EXERCISE OF EMPLOYEE STOCK OPTIONS                    --          --         67,049         178          --        --          178
 TAX BENEFIT OF NON-QUALIFIED
   STOCK OPTION EXERCISES                              --          --             --          --         221        --          221
 DISTRIBUTIONS TO SHAREHOLDERS
   FOR TAXES ON S-CORPORATION EARNINGS                 --          --             --          --        (592)       --         (592)
 NET LOSS                                              --          --             --          --      (1,226)       --       (1,226)
                                                 --------     -------     ----------    --------     -------     -----     --------
BALANCE, DECEMBER 31, 1998                             --          --     14,452,466      30,499       3,204        --       33,703
 EXERCISE OF EMPLOYEE STOCK OPTIONS                    --          --         50,270          --                                 49
 TAX BENEFIT OF NON-QUALIFIED
   STOCK OPTION EXERCISES                              --          --             --          --          41        --           41
 NET LOSS                                              --          --             --          --        (940)       --         (940)
                                                 --------     -------     ----------    --------     -------     -----     --------
BALANCE, DECEMBER 31, 1999                             --     $    --     14,502,736    $ 30,548     $ 2,305     $  --     $ 32,853
                                                 ========     =======     ==========    ========     =======     =====     ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          ACSYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           1999         1998        1997
                                                                         -------     --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                      $  (940)    $ (1,226)    $ 1,146
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     AMORTIZATION AND DEPRECIATION                                         3,317        1,658         715
     IMPUTED INTEREST                                                         45           61          74
     DEFERRED TAX EXPENSE                                                 (1,446)       2,173         551
     LOSS FROM EXTRAORDINARY ITEM                                            641           --          --
     OTHER                                                                    --           --           8
  CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECT OF
   PURCHASE ACQUISITIONS:
     ACCOUNTS RECEIVABLE, NET                                               (689)      (6,727)     (2,860)
     PREPAID EXPENSES AND OTHER                                              565           13      (1,200)
     OTHER ASSETS                                                             55          (87)         99
     ACCOUNTS PAYABLE                                                      1,015          829       1,466
     ACCRUED LIABILITIES AND OTHER                                         1,103       (3,699)      1,377
     OTHER LONG-TERM LIABILITIES                                            (251)         (84)        336
                                                                         -------     --------     -------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                3,415       (7,089)      1,712
                                                                         -------     --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    NET CASH PAID FOR BUSINESS ACQUISITIONS                                   --      (34,260)     (1,996)
    CAPITAL EXPENDITURES                                                  (4,424)      (3,152)     (1,214)
                                                                         -------     --------     -------
        NET CASH USED IN INVESTING ACTIVITIES                             (4,424)     (37,412)     (3,210)
                                                                         -------     --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    NET PROCEEDS FROM INITIAL PUBLIC OFFERING                                 --       20,070          --
    NET BORROWINGS OF LONG-TERM DEBT                                         352       26,566       1,725
    DISTRIBUTIONS TO SHAREHOLDERS FOR TAXES ON S-CORPORATION EARNINGS         --         (834)       (843)
    DEFERRED FINANCING COSTS                                              (1,169)         (72)       (232)
    PROCEEDS FROM EXERCISE OF EMPLOYEE STOCK OPTIONS                          49          178          --
    CHANGES IN RESTRICTED CASH                                                --           --         116
                                                                         -------     --------     -------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (768)      45,908         766
                                                                         -------     --------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,777)       1,407        (732)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               1,777          370       1,102
                                                                         -------     --------     -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $    --     $  1,777     $   370
                                                                         =======     ========     =======

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

       NAME                                               ACQUISITION DATE             SHARES ISSUED
       ----                                               ----------------             -------------
       Cama of Tampa, Inc. .............................  May 19, 1997                       131,143
       Rylan Forbes Consulting Group, Inc. .............  July 25, 1997                      462,292
       Acsys Resources, Inc. ...........................  September 3, 1997                3,659,502
       ICON Search and Consulting, Inc. ................  May 22, 1998                     2,820,360

The business combinations referred to above have been accounted for under the pooling of interests method of accounting. Thus, the accompanying financial statements have been restated to include the accounts and operating results of the combined companies for all dates and periods prior to the combinations.

Upon closing these acquisitions, the Company entered into employment agreements with certain officers and employees (see Note 5). Those agreements provide for reduced compensation from amounts previously charged to expense. The reduction in compensation was approximately $1,330,000 and $2,341,000 for the years ended December 31, 1998 and 1997, respectively. The following is an unaudited supplemental pro forma presentation of the years ended December 31, 1998 and 1997 statements of operations to reflect the reduction of compensation and an adjustment to reflect income taxes as if the Company terminated its S-corporation status as of January 1, 1997. There were no pro forma adjustments for the year ended December 31, 1999.


                                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                                       ------------------------------------
                                                                                           1998                     1997
                                                                                       -----------                ---------
                                                                                       (IN THOUSANDS-EXCEPT PER SHARE DATA)

Income before income taxes, as reported ...................................               $  4,301                $ 1,584
Supplemental pro forma adjustment to compensation expense .................                  1,330                  2,341
                                                                                          --------                -------
Supplemental pro forma income, before pro forma income taxes ..............                  5,631                  3,925
Supplemental pro forma income taxes .......................................                  3,051                  2,329
                                                                                          --------                -------
Supplemental pro forma net income after contractual reduction in
    salaries and income taxes .............................................               $  2,580                $ 1,596
                                                                                          ========                =======
Net income (loss) per diluted share as reported ...........................               $  (0.09)               $  0.02
                                                                                          ========                =======
Supplemental pro forma net income per diluted share, as adjusted
   for reduction in salaries and income taxes .............................               $   0.18                $  0.06
                                                                                          ========                =======
Shares used in computing supplemental pro forma net income per
   diluted share, as adjusted for reduction in salaries and income taxes ..                 14,345                 10,544
                                                                                          ========                =======

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

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. INITIAL PUBLIC OFFERING:

In February 1998, the Company completed its initial public offering ("IPO") of 2,842,500 shares of common stock at a price of $8.50 per share, generating net cash proceeds of approximately $20.1 million after deducting underwriters' discounts and offering costs of approximately $2.4 million.

In connection with the IPO, the Company terminated its S-corporation status and recorded in the first quarter of 1998 income tax expense and a corresponding net deferred tax liability of approximately $3.0 million, representing the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Risks and Uncertainties

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to the following: economic conditions facing the staffing industry generally, uncertainties related to the job market and the ability to attract qualified candidates, uncertainties associated with the Company's brief operating history; the ability to manage debt level and interest expense; the ability to achieve and manage growth; the ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into operations; the ability to attract and retain qualified personnel; the ability to develop new services; the ability to cross-sell our services to existing clients; the ability to enhance and expand existing offices; the ability to open new offices; general economic conditions; and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

Credit risk with respect to accounts receivable is dispersed due to the nature of the business, the large number of customers, and the diversity of industries serviced. At December 31, 1999 and 1998, no one customer represented greater than 10% of accounts receivable or greater than 10% of revenues for the periods then ended.

For the years ended December 31, 1999, 1998 and 1997, the Company recognized 14%, 21% and 35% of total revenues, respectively, from implementing SAP Enterprise Resource Planning software.

Use of Estimates

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

                                                                      DECEMBER 31,
                                                                 ---------------------
                                                Useful Lives       1999         1998
                                                ------------     -------       -------
                                                                    (IN THOUSANDS)
Office equipment, computers and software....     3-7 years       $ 7,750       $ 4,520
Office furniture and fixture.................    3-7 years         3,176         2,070
Leasehold improvements......................       7 years           415           370
                                                                 -------       -------
                                                                  11,341         6,960
Less--accumulated depreciation..............                      (3,744)       (1,981)
                                                                 -------       -------
                                                                 $ 7,597       $ 4,979
                                                                 =======       =======

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $1,806,000, $713,000 and $386,000, respectively.

Intangible Assets

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1999         1998
                                                                   -------------------
                                                                     (IN THOUSANDS)
Goodwill......................................................     $55,618     $55,618
Deferred financing costs......................................       1,092         288
Other.........................................................         242         267
                                                                   -------     -------
                                                                    56,952      56,173
Less--accumulated amortization.................................     (3,569)     (1,807)
                                                                   -------     -------
                                                                   $53,383     $54,366
                                                                   =======     =======

Goodwill was recorded in connection with the acquisition on February 28, 1994 of certain assets of a predecessor by Infinity Enterprises, Inc., the acquisition on January 1, 1996 of common stock from the previous shareholders of Cama of Tampa, Inc., the acquisitions of C.P.A. Staffing, Inc.; C.P.A. Search, Inc.; Career Placement Associates (together "CPA Staffing") on August 12, 1997, and the acquisitions on March 31, 1998, July 1, 1998 and August 4, 1998 of TGS Resource Group, Inc., KPD Systems Inc. ("KPD") and Staffing Edge, Inc., respectively (see Note 11). Goodwill is being amortized on a straight-line basis over 40 years.

Deferred financing costs are being amortized over the term of the credit facility.

Amortization expense for intangible assets for the years ended December 31, 1999, 1998 and 1997 was $1,511,000, $945,000 and $329,000, respectively.

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition will be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment will be recognized. Management believes that there has been no impairment of long-lived assets as of December 31, 1999.

Accrued Liabilities


                                                             DECEMBER 31,
                                                       ----------------------
                                                        1999             1998
                                                       ----------------------
                                                           (IN THOUSANDS)
Salaries and commissions ....................          $4,171          $2,895
Acquisition-related transaction costs .......             813           1,871
Payroll taxes ...............................              85             854
Accrued severance costs .....................           2,240             278
Other .......................................           1,859           1,188
                                                       ------          ------
                                                       $9,168          $7,086
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

Supplemental Cash Flow Information

For the years ended December 31, 1999, 1998, and 1997, the Company paid interest of $3,409,000, $1,033,000 and $867,000, respectively.

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The following table displays the net non-cash assets that were acquired in 1998. The 1998 assets acquired are from the Company's acquisitions of TGS Resource Group, Inc., KPD and Staffing Edge, Inc. on March 31, 1998, July 1, 1998 and August 4, 1998, respectively.` The following table displays the net non-cash assets that were acquired in 1998. There were no acquisitions in 1999:

                                                                DECEMBER 31,
                                                             ----------------
                                                                   1998
                                                             ----------------
                                                               (IN THOUSANDS)
                      Non-cash assets (liabilities)
                        Accounts receivable.................. $       3,766
                        Prepaid expenses and other...........           568
                        Property and equipment...............         1,007
                        Other assets.........................            74
                        Goodwill.............................        39,456
                        Accounts payable.....................          (684)
                        Accrued liabilities..................        (6,613)
                        Deferred tax liabilities.............          (283)
                                                              -------------
                        Net non-cash assets acquired.........        37,291
                        Common stock issued..................        (3,031)
                                                              -------------
                        Net cash paid for acquisitions....... $      34,260
                                                              =============

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

Comprehensive Income

The Company reports comprehensive income in the statements of operations. Net income is the sole component of comprehensive income.

Net Income (Loss) Per Share

The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Basic net income (loss) per share is computed by dividing the net income (loss) for each year by the weighted average number of common shares outstanding for each year. Diluted net income (loss) per share is computed by dividing net income (loss) for each year by the weighted average number of common shares and dilutive common stock equivalents outstanding during each year. The average number of common shares outstanding in 1997 excludes the redeemable common shares, as the accretion on the redeemable common stock of

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

$932,000 in 1997 is deducted in arriving at the net income (loss) available to common shareholders. The average number of shares outstanding has been retroactively restated to include the shares issued for the business combinations accounted for as pooling of interests.

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


4.   DEBT:

The following table summarizes the Company's borrowings:

                                                                                      DECEMBER 31,
                                                                                  ---------------------
                                                                                   1999          1998
                                                                                  ---------------------
                                                                                    (IN THOUSANDS)
     Revolving Credit Facility..................................................  $38,100       $37,660
     Non-compete agreements with former shareholders of Infinity
        Enterprises, Inc., maturing February 2009...............................      917         1,017

     Other......................................................................        -             4
                                                                                  -------       -------
                                                                                   39,017        38,681
     Less--unamortized discount..................................................    (300)         (361)
                                                                                  -------       -------
                                                                                   38,717        38,320
     Less--current portion.......................................................     (45)          (44)
                                                                                  -------       -------
                                                                                  $38,672       $38,276
                                                                                  =======       =======

The Company's primary credit facility is provided by a syndicate of lenders pursuant to that certain Amended and Restated Credit Agreement dated as of April 13, 1999 among the Company, Bank of America, N.A. (formerly NationsBank, N.A.), as administrative agent and the Lenders party thereto from time to time. Proceeds of the credit facility may be used to finance working capital and general corporate purposes, capital expenditures and permitted acquisitions.

On December 31, 1999, pursuant to that certain Amendment No. 1 to Credit Agreement among the Company, the Lenders and the Administrative Agent the Company amended the credit facility to, among other things, modify the pricing, modify certain covenants and reduce the borrowing capacity under the Credit Facility from $80.0 million to $55.0 million. The Amendment also changed the maturity date of the loans under the Credit Facility from April 12, 2002 to October 31, 2001. Management believes that the reduction of the Company's borrowing capacity will have a minimal impact on its ability to grow the business internally. In addition, as set forth below, the interest rates charged under the Credit Facility will increase unless the Company is able to reduce the amount of outstanding borrowings by certain specified dates.

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

As a result of the Amendment, the Company recorded an extraordinary item, net of tax, of $398,000 related to the write-off of deferred loan costs. As of December 31, 1999, the Company had borrowed approximately $38.1 million under the Credit Facility.

Interest under the Credit Facility accrues at a variable rate indexed, at the Company's option, at the Administrative Agent's prime rate or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin that varies based on certain financial covenant requirements such as the Company's Consolidated Leverage Ratio and Consolidated Fixed Charge Ratio (as such terms are defined in the Credit Facility) and the amount of borrowings outstanding under the Credit Facility. Accordingly, interest rates may vary with respect to prime rate loans from the prime rate to the prime rate plus 2.75% or with respect to LIBOR Loans from LIBOR plus 1.5% to LIBOR plus 4.25%, provided, however, that until September 30, 2000, the applicable margin for prime rate loans is fixed at 2% and the applicable margin for LIBOR loans is fixed at 3.5%. The Company incurred interest expense under the Credit Facility of $3,285,000, $1,150,000 and $443,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The weighted average interest rate on borrowings under the Credit Facility was 7.86%, 7.75% and 7.51% for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company's obligations under the Credit Facility are secured by a lien on substantially all of the Company's and its subsidiaries' assets, including accounts receivable, inventory, equipment, general intangibles and other property. Additionally, the Credit Facility is secured by a first priority pledge of the capital stock of its subsidiaries.

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

The Company has discounted the non-compete obligations to reflect their fair market value based on average borrowing rates available to the Company. The rate used to determine the discount was approximately 9.25%. The discount is being amortized over the term of the notes using the effective interest rate method. Amortization expense included in interest expense in the accompanying statements of operations for the years ended December 31, 1999, 1998 and 1997 was approximately $57,000, $61,000 and $74,000, respectively. The obligations under the non-compete agreements with former shareholders are secured by certain property and equipment and common stock of the Company, and are personally guaranteed by certain shareholders of the Company.

Annual maturities of long-term debt as of December 31, 1999 are as follows:


                                             (IN THOUSANDS)
                                            ----------------
        2000............................... $             45
        2001...............................           38,149
        2002...............................               54
        2003...............................               59
        2004...............................               65
        Thereafter.........................              345
                                            ================
                                            $         38,717
                                            ================

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5.   COMMITMENTS AND CONTINGENCIES:

In connection with the business combinations, the Company entered into employment agreements with certain shareholders who are also officers or employees of the Company. Each employment agreement provides for a guaranteed base salary over a three-year period and a discretionary bonus to be determined by the board of directors. For the years ending December 31, 2000 and 2001, the Company is obligated to pay approximately $1,418,000 and $178,000 respectively, in salaries under these agreements. The agreements contain non-compete covenants and can be terminated based on certain events, as defined. In addition, the agreements provide for lump-sum payments equal to three times current salary upon certain triggering events such as a change in control, among other events.

The Company leases office space under non-cancelable operating leases. Certain leases require additional payments for taxes and operating expenses and provide for renewal options. Future minimum payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year at December 31, 1999 are as follows:

                                        (IN THOUSANDS)
                                        --------------
     2000............................... $    3,240
     2001...............................      2,907
     2002...............................      2,399
     2003...............................      1,605
     2004...............................        504
     Thereafter.........................        561
                                        --------------
                                         $   11,216
                                        ==============

Rent expense for the years ended December 31, 1999, 1998 and 1997 was $3,284,000 $2,638,000 and $863,000, respectively.

From time to time, the Company is involved in litigation incidental to its business including employment practices claims assessed by individuals or governmental agencies. There is currently no litigation that management believes is material.

6. SEVERANCE AND OFFICE CLOSING COSTS:

During 1999, the Company announced plans to reduce future selling, general and administrative costs. These plans included the closure of an under-performing office and the termination of certain former employees, principally related to integration efforts. The Company expensed $5,500,000 of which approximately $5,000,000 related to severance costs and $550,000 related to office closing costs. These costs will be paid during fiscal year 2000.

The Company recorded a charge of $650,000 in 1998 consisting of severance obligations resulting from consolidating its corporate offices in Atlanta, Georgia.

The Company recorded a $512,000 charge in 1997 as a result of the termination of employment of a former executive, representing the present value of future severance payments due under his employment agreement. The severance obligation is being paid in monthly installments of approximately $17,000 beginning December 1997 and is recorded in other current and long-term liabilities in the accompanying balance sheet.

As of December 31, 1999, approximately $2,240,000 of severance and office closing costs remained to be paid out under the terms of the 1999, 1998 and 1997 arrangements. These costs will be paid during fiscal year 2000.

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7.   RETIREMENT SAVINGS PLAN:

The Company established a defined contribution retirement plan in 1999 for the benefit of all eligible employees. The plan established in 1999 replaced the Acsys Resources, Staffing Edge and ICON defined contribution retirement plans. The plan qualifies under Section 401(k) of the Internal Revenue Code and allows for eligible employees to contribute to the plan up to 15% of their pretax compensation, subject to the maximum contributions allowed by the Internal Revenue Code. The plan provides for discretionary matching contributions by the Company based on a percentage of the participant's contributions to the plan and a discretionary profit sharing contribution based on employee compensation. The Company made matching contributions of $402,000, $55,000 and $35,000 in 1999, 1998 and 1997, respectively.

8.   INCOME TAXES:

The components of income tax expense (benefit) are as follows:

                                             DECEMBER 31,
                                ---------------------------------------------
                                    1999           1998              1997
                                ------------   ------------      ------------
                                            (IN THOUSANDS)
     Federal:
          Current..............$      1,618    $      2,781      $        (96)
          Deferred.............      (1,295)          1,859               464
                               ------------    ------------      ------------
                                        323           4,640               368
                               ------------    ------------      ------------
     State:
          Current..............         189             573               (17)
          Deferred.............        (151)            314                87
                               ------------    ------------      ------------
                                         38             887                70
                               ------------    ------------      ------------

                               $        361    $      5,527      $        438
                               ============    ============      ============


The tax effect of significant temporary differences is as follows:

                                                                                   DECEMBER 31,
                                                                             -------------------------
                                                                               1999             1998
                                                                              ------           ------
                                                                                   (IN THOUSANDS)
GROSS DEFERRED TAX ASSETS:
     Reserves not currently deductible for tax ........................      $   639           $   432
     Accrued liabilities ..............................................          595                78
     Amortization and depreciation ....................................          355                --
     Other ............................................................        1,018                --
                                                                             -------           -------
                                                                               2,607               510
GROSS DEFERRED TAX LIABILITY:
     Difference between cash basis of accounting (tax) and
         accrual basis of accounting (book) ...........................       (1,740)           (3,050)
     Amortization and depreciation ....................................         (780)             (586)
     Other ............................................................          846)              (58)
                                                                             -------           -------
                                                                              (3,366)           (3,694)
                                                                             ------            -------
          Net deferred income tax liability ...........................      $  (759)          $(3,184)
                                                                             =======           =======

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The federal statutory income tax rate is reconciled to the effective tax rate as follows:


                                                                       DECEMBER 31,
                                                            -----------------------------------
                                                            1999            1998           1997
                                                            ----            ----            ---
Federal statutory rate ...........................           (34%)            34%            34%
Reinstatement of deferred taxes as a result of
   termination of S-corporation status ..............         --              70             --
State income taxes, net of federal benefit .......            (4)              3              4
Income allocated to S-corporation period .........            --              (2)           (12)
Expenses not deductible for tax purposes .........           100              24              2
                                                            ----            ----            ---
                                                              62%            129%            28%
                                                            ====            ====            ===


9. RELATED PARTIES:

The Company had outstanding advances totaling $87,000 and $244,000 at December 31, 1999 and 1998, respectively, to shareholders that are recorded as prepaid and other current assets in the accompanying balance sheets.



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

1997 Option Plan

In May 1997, the Company established the 1997 Option Plan authorizing 2,000,000 shares of common stock to be issued under the plan. The 1997 Option Plan provides that the number of shares of common stock available for issuance thereunder shall be automatically increased on the first trading day of each calendar year by the lesser of (i) three percent of the number of shares outstanding on the preceding trading day or (ii) 500,000 shares. Shares of common stock which are attributable to awards which have expired, terminated or have been canceled or forfeited during any calendar year are available for issuance or use in connection with future awards during such calendar year. As of January 1, 2000, the number of authorized shares of common stock available for issuance under the plan was increased to 2,868,555 shares. The Company issued options to certain employees and executive officers of the Company to purchase 922,621 and 1,816,751 shares of common stock, net of cancellations, at exercise prices that ranged from $1.81 to $4.69 per share and $8.50 to $18.50 per share in 1999 and 1998, respectively. In 1997, the Company issued 97,698 non-qualified stock options and 37,500 qualified stock options at $8.00 per share to an officer of the Company.

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Acsys Resources Plan

In January 1997, prior to its acquisition by the Company, Acsys Resources issued stock options to its officers and employees under the Acsys Resources 1996 Equity Compensation Plan (the "Acsys Resources Plan"). In September 1997, in connection with the merger of the Company and Acsys Resources, the Acsys Resources Plan stock options were exchanged for 109,622 of the Company's stock options at an exercise price of $2.66 per share. The exchange ratio was based on the exchange ratio used to effect the merger between Acsys Resources and the Company on September 3, 1997. In connection with the merger, these options became fully vested in accordance with change of control provision included in the Acsys Resources Plan.

ICON Plan

In May 1997, prior to its acquisition by the Company, ICON issued stock options to certain employees. In May 1998, in connection with the merger of the Company and ICON, the ICON stock options were exchanged for 39,480 stock options at an aggregate exercise price of $35.40. In connection with the merger, these options became fully vested.

A summary of the status of the Company's stock options outstanding is as follows.

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                       OPTIONS OUTSTANDING      EXERCISE PRICE
                                                       --------------------    ---------------
                                                         (IN THOUSANDS)
Balance at December 31, 1997                                            284             $ 4.83
Options granted                                                       1,999              10.48
Options exercised                                                       (67)              2.66
Options cancelled/forfeited                                            (182)              9.20
                                                       --------------------    ---------------
Balance at December 31, 1998                                          2,034             $10.06
Options granted                                                         923               3.45
Options exercised                                                       (50)              0.98
Options cancelled/forfeited                                            (675)             10.06
                                                       --------------------    ---------------
Balance at December 31, 1999                                          2,232             $ 7.52
                                                       ====================    ===============

Number of shares exercisable at December 31, 1999                       627             $ 8.35
                                                       ====================    ===============

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The Company accounts for its option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the following pro forma net loss per common share for the years ended December 31, 1999, 1998 and 1997 would have resulted:

                                                                                                DECEMBER 31,
                                                                                ----------------------------------------------
                                                                                     1999           1998           1997
                                                                                ----------------------------------------------
                                                                                    (IN THOUSANDS-EXCEPT PER SHARE DATA)
Net income (loss):
     As reported .....................................................          $      (940)      $    (1,226)     $     1,146
                                                                                ===========       ===========      ===========
     As calculated in accordance with SFAS 123 .......................          $    (3,380)      $    (2,743)     $       871
                                                                                ===========       ===========      ===========
Net income (loss) per common share:
     As reported .....................................................          $     (0.06)      $     (0.09)     $      0.02
                                                                                ===========       ===========      ===========
     As calculated in accordance with SFAS 123 .......................          $     (0.23)      $     (0.20)       $   (0.01)
                                                                                ===========       ===========      ===========
     Shares used in calculating net income per diluted common share ..               14,484            14,016           10,440
                                                                                ===========       ===========       ==========

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model, with a risk-free interest rate of 5.4%, 5.4% and 6.5% for the years ended December 31, 1999, 1998 and 1997, respectively, no expected dividend yield and an expected life of five years. A volatility rate of 85% and 60% was assumed for 1999 and 1998, respectively. A volatility of 0% was assumed for the year ended December 31, 1997 as the Company was privately held. As of December 31, 1999, 1998 and 1997, the weighted average fair value of the options outstanding was $2.38, $5.46 and $1.61 per option, respectively.

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

On August 12, 1997, the Company acquired all of the outstanding stock of C.P.A. Staffing, Inc. for $1,900,000 in cash, 1,219,274 shares of common stock with an estimated fair value of $7,770,000, and transaction costs of $144,000. The Company has accounted for this transaction under the purchase method of accounting. The excess of approximately $8,750,000 of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The results of operations for C.P.A. Staffing are included from the date of acquisition.

The following table summarizes the unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 assuming that the acquisitions of C.P.A. Staffing, TGS, KPD and Staffing Edge had occurred on January 1, 1997. There were no pro forma adjustments for the year ended December 31, 1999.

                                                                             FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                     ------------------------------------
                                                                              1998              1997
                                                                     ----------------       -------------
                                                                     (IN THOUSANDS--EXCEPT PER SHARE DATA)
       Service revenues..............................................        $148,303            $107,805
       Pro forma net income..........................................           1,503                  15
       Pro forma diluted net income (loss) per share.................            0.10               (0.08)
       Shares used in computing pro forma diluted net income per
            share amounts............................................          14,452              11,420

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12.  SEGMENT AND RELATED INFORMATION

The Company operates in approximately 20 major metropolitan markets in the United States. Within each market, the Company offers a variety of professional staffing services that result in differing profit margins. The Company has three reportable segments: Permanent Placement, Temporary Services, and IT Contract Services. While there is cross-selling, these segments are managed separately as each business generally offers different services, has distinct candidate and client pools, and requires different marketing strategies.

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

The revenues and operating income (loss) for each of the three identifiable business segments are as follows:

                                                      DECEMBER 31,
                                     ------------------------------------------------
                                       1999                1998               1997
                                     ---------           ---------           --------
Revenues:                                             (IN THOUSANDS)
    Permanent Placements             $  30,475           $  26,831           $ 18,071
    Temporary Services                  81,826              61,197             40,879
    IT Contract Services                54,025              41,870             19,178
                                     ---------           ---------           --------
                                     $ 166,326           $ 129,898           $ 78,128
                                     =========           =========           ========

Operating Income (Loss):
    Permanent Placements                 2,228               3,145              2,403
    Temporary Services                   5,983               7,628              5,279
    IT Contract Services                 3,951               4,538              1,695
    Corporate                           (3,287)             (7,501)            (4,526)
    Combination Costs                       --              (1,730)            (1,797)
    Severance and Franchise
      Termination Costs                 (5,479)               (650)              (682)
                                     ---------           ---------           --------
                                     $   3,396           $   5,430           $  2,372
                                     =========           =========           ========

                          ACSYS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13.  SHAREHOLDER PROTECTION RIGHTS AGREEMENT

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Acsys, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Acsys, Inc. and Subsidiaries and have issued our report thereon dated February 2, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 2, 2000

                          ACSYS, INC. AND SUBSIDIARIES

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     CHARGED TO
                                                         BEGINNING    COSTS AND                ENDING
                    DESCRIPTION                           BALANCE     EXPENSES   DEDUCTIONS    BALANCE
                                                         --------    ---------   ----------   --------
1999
Allowance for doubtful accounts......................     $   958       2,065     (1,070)      $ 1,953
1998
Allowance for doubtful accounts......................     $   503       1,140       (685)      $   958
1997
Allowance for doubtful accounts......................     $   313         345       (155)      $   503

                                  EXHIBIT INDEX



 EXHIBIT
 NUMBER                                 DESCRIPTION
 ------                                 -----------

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

2.6               Agreement and Plan of Merger by and among Acsys, Icon Merger
                  Subsidiary, Inc., Icon Search and Consulting, Inc. ("Icon"), and the shareholders of Icon named therein dated as of March
                  31, 1998. (Filed as Exhibit 2.6 to Acsys' Quarterly Report on
                  Form 10-Q dated May 15, 1998, File No. 000-23711, and incorporated herein by reference.)

2.7 Agreement and Plan of Merger, dated as of August 3, 1998, by and among Acsys, Inc., SE Merger Subsidiary, Inc., Staffing
                  Edge, Inc. and certain stockholders of Staffing Edge, Inc.
                  (Filed as Exhibit 2.1 to Acsys' Current Report on Form 8-K dated August 19, 1998, File No. 000-23711, and incorporated herein by reference.)

3.1               Articles of Incorporation of Acsys. (Filed as Exhibit 3.1 to
                  February 1998 S-1, and incorporated herein by reference.)

3.1.1             Articles of Amendment to Amended and Restated Articles of
                  Incorporation of Acsys. (Filed as Exhibit 3.1.1 to Acsys'
                  Registration Statement on Form S-1, File No. 333-67437 (the
                  "November 1998 S-1") and incorporated herein by reference.)

3.1.2             Articles of Amendment to Amended and Restated Articles of
                  Incorporation, as amended, filed with the Secretary of the State of Georgia on June 20, 1999. (Filed as Exhibit 3.1
                  Acsys' Form 10-Q dated August 9, 1999, File No. 000-23711, and incorporated herein by reference.)

3.2 Bylaws of Acsys. (Filed as Exhibit 3.2 to February 1998 S-1, and incorporated herein by reference.)

4.1 Shareholder Protection Rights Agreement, dated June 20, 1999, between Acsys and SunTrust Bank, Atlanta, as Rights Agent.
                  (Filed as Exhibit 99.1 to Acsys' Current Report on Form 8-K dated June 20, 1999, and incorporated herein by reference.)

4.2               Specimen Common Stock Certificate. (Filed as Exhibit 4 to
                  Acsys' Registration Statement on Form 8-A filed on September
                  1, 1999, and incorporated herein by reference.)

10.1 Amended and Restated 1997 Stock Option Plan of Acsys. (Filed as Exhibit 10.1 to February 1998 S-1, and incorporated herein by reference.)

10.1.1 Amendment to Amended and Restated Stock Option Plan of Acsys dated April 29, 1998. (Filed as Exhibit 10.1.1 to Acsys'
                  Annual Report on Form 10-K dated March 30, 1999, File No.
                  000-23711 (the "1998 10-K"), and incorporated herein by reference.)

10.2              Employment Agreement by and between Acsys and Timothy Mann,
                  Jr. dated March 12, 1997. (Filed as Exhibit 10.3 to the
                  February 1998 S-1, and incorporated herein by reference.)

10.2.1 Amendment No. 1 to Employment Agreement by and between Acsys and Timothy Mann, Jr. dated September 3, 1997. (Filed as
                  Exhibit 10.4 to February 1998 S-1, and incorporated herein by reference.)

10.2.2 Amendment No. 2 to Employment Agreement by and between Acsys and Timothy Mann, Jr. dated October 14, 1997. (Filed as
                  Exhibit 10.5 to February 1998 S-1, and incorporated herein by reference.)

10.3              Employment Agreement by and between Acsys and Edward S.
                  Baumstein dated September 3, 1997. (Filed as Exhibit 10.6 to
                  February 1998 S-1, and incorporated herein by reference.)

10.3.1 Amendment No. 1 to Employment Agreement by and between Acsys and Edward S. Baumstein dated as of October 14, 1997. (Filed as Exhibit 10.7 to February 1998 S-1, and incorporated herein by reference.)

10.4              Stock Option Agreement by and between Acsys and Timothy Mann,
                  Jr. dated May 19, 1997. (Filed as Exhibit 10.8 to February
                  1998 S-1, and incorporated herein by reference.)

10.5              Stock Option Agreement by and between Acsys and Timothy Mann,
                  Jr., dated May 19, 1997. (Filed as Exhibit 10.9 to February
                  1998 S-1, and incorporated herein by reference.)

10.6              Form of Employment Agreement between Acsys and key employees.
                  (Filed as Exhibit 10.11 to February 1998 S-1, and incorporated herein by reference.)

10.7              Amended and Restated Registration Rights Agreement dated as of
                  September 3, 1997 by and among Acsys and certain holders of the capital stock of Acsys. (Filed as Exhibit 10.12 to February 1998 S-1, and incorporated herein by reference.)

10.7.1 Registration Rights Joinder Agreement dated May 22, 1998 by and among Acsys and certain holders of the capital stock of Acsys. (Filed as Exhibit 10.12.1 to Quarterly Report on Form
                  10-Q dated August 14, 1998, File No. 000-23711 (the "August
                  1998 10-Q"), and incorporated herein by reference.)

10.7.2 Registration Rights Joinder Agreement dated July 1, 1998 by and among Acsys and Howard Sapolsky. (Filed as Exhibit 10.1 to
                  Quarterly Report on Form 10-Q dated November 16, 1998, File
                  No. 000-23711 (the "November 1998 10-Q"), and incorporated herein by reference.)

10.7.3 Registration Rights Joinder Agreement dated August 3, 1998 by and among Acsys and certain holders of capital stock of Acsys.
                  (Filed as Exhibit 10.2 to the November 1998 10-Q and incorporated herein by reference.)

10.7.4 Registration Rights Joinder Agreement dated March 31, 1998 by and among Acsys and certain holders of capital stock of Acsys.
                  (Filed as Exhibit 10.11.4 to November 1998 S-1, and incorporate herein by reference.)

10.8              Revolving Credit Agreement dated May 16, 1997 by and among
                  Acsys and certain lenders. (Filed as Exhibit 10.13 to February
                  1998 S-1, and incorporated herein by reference.)

10.8.1 Amendment No. 1 to Credit Agreement dated January 29, 1998 by and among Acsys, NationsBank, National Association as Lender, and NationsBank, National Association as Agent for the Lenders. (Filed as Exhibit 10.13.1 to the August 1998 10-Q, and incorporated herein by reference.)

10.8.2 Amendment No. 2 to Credit Agreement dated August 3, 1998 by and among Acsys, NationsBank, National Association as Lender and NationsBank, National Association as Agent for the Lenders. (Filed as Exhibit 10.3 to the November 1998 10-Q, and incorporated herein by reference.)

10.8.3 Letter Agreement to Credit Agreement dated December 29, 1998 by and among Acsys, NationsBank, National Association, as Agent and the Lenders party thereto. (Filed as Exhibit 10.12.3 to the 1998 10-K, and incorporated herein by reference.)

10.8.4 Letter Agreement to Credit Agreement dated March 23, 1999 by and among Acsys, NationsBank, National association, as Agent and the Lenders party thereto. (Filed as Exhibit 10.12.4 to the 1998 10-K, and incorporated herein by reference.)

10.8.5            Amended and Restated Revolving Credit Agreement, dated April
                  13, 1999, by and among Acsys, Inc., as Borrower, and NationsBank, N.A. as Agent and the Lenders party thereto.
                  (Filed as Exhibit 10.12.5 to Quarterly Report dated May 14,
                  1999, File No. 000-23711, and incorporated herein by reference.)

10.8.6            Amendment No. 1 to Amended and Restated Credit Agreement dated
                  December 31, 1999 by and among Acsys, Bank America, N.A., as
                  Agent and the Lenders party thereto.

10.9 Form of Indemnification Agreement entered into between Acsys and its directors and officers. (Filed as Exhibit 10.14 to February 1998 S-1, and incorporated herein by reference.)

10.10             Form of S-corporation Tax Allocation and Indemnification
                  Agreement entered into between Acsys and certain of its shareholders. (Filed as Exhibit 10.15 to February 1998 S-1, and incorporated herein by reference.)

10.11 Employment Agreement between Acsys and Robert M. Kwatnez dated as of March 31, 1998 and effective on May 22, 1998. (Filed as
                  Exhibit 10.18 to the August 1998 10-Q, and incorporated herein by reference.)

10.12 Non-Solicitation and Non-Competition Agreement between Acsys and Robert M. Kwatnez dated as of March 31, 1998 and effective on May 22, 1998. (Filed as Exhibit 10.19 to the August 1998
                  10-Q, and incorporated herein by reference.)

10.13 Employment Agreement between Acsys and Brady W. Mullinax, Jr., dated as of August 21, 1998. (Filed as Exhibit 10.4 the
                  November 1998 Form 10-Q, and incorporated herein by reference.)

10.14             Non-Qualified Stock Option Agreement by and between Acsys and
                  Brady W. Mullinax, Jr. dated August 21, 1998. (Filed as
                  Exhibit 10.5 to the November 1998 10-Q, and incorporated herein by reference.)

10.15             Incentive Stock Option Agreement by and between Acsys and
                  Brady W. Mullinax, Jr. dated August 21, 1998. (Filed as
                  Exhibit 10.6 to the November 1998 10-Q, and incorporated herein by reference.)

10.16             Incentive Stock Option Agreement by and between Acsys and
                  Timothy Mann, Jr., dated October 27, 1998. (Filed as Exhibit
                  10.21 to the 1998 10-K, and incorporated herein by reference.)

10.17             Non-Qualified Stock Option Agreement by and between Acsys and
                  Timothy Mann, Jr. dated October 27, 1998. (Filed as Exhibit
                  10.22 to the 1998 10-K, and incorporated herein by reference.)

10.18 Separation and Release Agreement by and between Acsys and Edward S. Baumstein dated March 12, 1999. (Filed as Exhibit
                  10.23 to the 1998 10-K, and incorporated herein by reference.)

10.19 Separation and Release Agreement, dated November 23, 1999, between Acsys, Inc. and Timothy Mann, Jr. (Filed as Exhibit
                  10.1 to Acsys' Current Report dated December 8, 1998, File No.
                  000-23711 (the "December 1999 8-K"), and incorporated herein by reference.)

10.20             Shareholder and Restrictive Covenant Agreement dated November
                  23, 1999, between Acsys, Inc. and Timothy Mann, Jr. (Filed as
                  Exhibit 10.2 to the December 1999 8-K, and incorporated herein by reference.)

10.21 Separation and Release Agreement, dated December 1, 1999 between Acsys, Inc. and Mary Beth Chase. (Filed as Exhibit
                  10.3 to the December 1999 8-K, and incorporated herein by reference.)

10.22             Shareholder and Restrictive Covenant Agreement, dated December
                  1, 1999, between Acsys, Inc. and Mary Beth Chase. (Filed as
                  Exhibit 10.4 to the December 1999 8-K, and incorporated herein by reference.)

10.23 Separation and Release Agreement, dated December 1, 1999, between Acsys, Inc., Acsys IT, Inc. and Robert M. Kwatnez.
                  (Filed as Exhibit 10.5 to the December 1999 8-K, and incorporated herein by reference.)

10.24             Shareholder and Restrictive Covenant Agreement, dated December
                  1, 1999, between Acsys, Inc. and Robert Kwatnez. (Filed as
                  Exhibit 10.6 to the December 1999 8-K, and incorporated herein by reference.)

10.25 Separation and Release Agreement, dated December 1, 1999, between Acsys, Inc., Acsys IT, Inc. and Steven M. Sutton.
                  (Filed as Exhibit 10.7 to the December 1999 8-K, and incorporated herein by reference.)

10.26             Shareholder and Restrictive Covenant Agreement, dated December
                  1, 1999, between Acsys, Inc. and Steven M. Sutton. (Filed as
                  Exhibit 10.8 to the December 1999 8-K, and incorporated herein by reference.)

10.27 Separation and Release Agreement, dated December 1, 1999, between Acsys, Inc., Acsys IT, Inc. and Robert D. Bailey.
                  (Filed as Exhibit 10.9 to the December 1999 8-K, and incorporated herein by reference.)

10.28             Shareholder and Restrictive Covenant Agreement, dated December
                  1, 1999, between Acsys, Inc. and Robert D. Bailey. (Filed as
                  Exhibit 10.10 to the December 1999 8-K, and incorporated herein by reference.)

10.29 Employment Agreement between Acsys, Inc. and Patricia Kennedy dated February 7, 2000

10.30             Incentive Stock Option Agreement by and between Acsys and
                  Brady W. Mullinax, Jr. dated February 2, 2000.

10.31             Incentive Stock Option Agreement by and between Acsys and
                  Patricia Kennedy dated February 21, 2000.

21.1              Subsidiaries of Acsys. (Filed as Exhibit 21.1 to the
                  Registration Statement on Form S-1 filed on November 17, 1998, and incorporated herein by reference.)

23.1              Consent of Arthur Andersen LLP.

24.1              Power of Attorney [included on signature page].

27.1              Financial Data Schedule for the year ended December 31, 1999
                  (for SEC use only).

27.2              Financial Data Schedule for the year ended December 31, 1998
                  (for SEC use only).