Form 10-K/A
period 1999-12-31
ACSYS INC
filed 2000-04-28
CIK 1047113

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM__________TO__________.

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

                                                   NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                       WHICH REGISTERED
    Common Stock, No Par Value per Share            American Stock Exchange
Series A Junior Participating Preferred Stock       American Stock Exchange
             Purchase Rights

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      Common Stock, No Par Value Per Share
          Series A Junior Participating Preferred Stock Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 10, 2000, as reported by the American Stock Exchange(R), was approximately $22,934,577*.

     As of March 10, 2000, the number of shares outstanding of the registrant's common stock was 14,499,400.

-----------------------
     *Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

                                 TABLE OF CONTENTS


PART III


           EXPLANATORY NOTE...................................................... 1

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................... 1

ITEM 11    EXECUTIVE COMPENSATION................................................ 3

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........ 9

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................ 10


                                   PART III

                                EXPLANATORY NOTE

         On April 16, 2000, Acsys, Inc. (the "Company") entered into a Merger Agreement (the "Merger Agreement") with Tiberia B.V., a company organized under the laws of the Netherlands ("Parent"), Vedior N.V., a company organized under the laws of the Netherlands ("Vedior"), Platform Purchaser Inc., a Georgia corporation and an affiliate of Vedior (the "Purchaser"), and Select Appointments North America Inc., a Delaware corporation and wholly owned indirect subsidiary of Vedior. Pursuant to the Merger Agreement, on April 27, 2000 the Purchaser commenced a tender offer (the "Offer") to purchase all of the outstanding shares of the Company's common stock, no par value per share (the "Common Stock"), together with the associated series A junior participating preferred stock purchase rights issued pursuant to the Shareholder Protection Rights Agreement, dated June 20, 1999, between the Company and SunTrust Bank, Atlanta, as Rights Agent, as amended by the Amendment No. 1 thereto, dated April 16, 2000 (together with the Common Stock, the "Shares"), for $5.00 per Share in cash. Immediately prior to the initial purchase of Shares in the Offer, the Purchaser will become a wholly owned subsidiary of Parent and Parent will become an affiliate of Vedior. Under the Merger Agreement and subject to the terms thereof, following the Offer, the Purchaser will be merged with and into the Company (the "Merger") and all Shares not purchased in the Offer (other than Shares owned by Parent, Vedior, the Company or any subsidiary of Parent or the Company, and by shareholders, if any, who exercise their statutory dissenters' rights under Georgia law) will be converted into the right to receive $5.00 per Share in cash. Following the Merger, the Company will be a subsidiary of Parent.

         As a result of the execution of the Merger Agreement and the commencement of the Offer, the Company has decided to postpone indefinitely its annual meeting of shareholders previously scheduled to occur on June 20, 2000. The Merger Agreement provides that upon the consummation of the Offer, the Company shall cause Parent's designees to be elected to the Board of Directors under circumstances described in the Merger Agreement. Parent has informed the Company that it presently intends to designate five Board members from among the individuals described in Schedule I to the Purchaser's Offer to Purchase, dated April 27, 2000 (the "Offer to Purchase") under the captions "Directors and Executive Officers of Vedior" and/or "Other Potential Proposed Designees." The Offer to Purchase was filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to the Schedule TO filed by Vedior, Parent and the Purchaser on April 27, 2000 in connection with the Offer.



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    The directors and the executive officers of the Company and their ages and positions as of April 24, 2000 are as follows:


NAME                                   AGE                   POSITION
----                                 --------   -----------------------------------
David C. Cooper....................     44      Chairman of the Board of Directors
                                                  and Chief Executive Officer
Barry M. Abelson...................     53      Director
Paul J. Klaassen...................     41      Director
William Porter Payne...............     52      Director
Harry J. Sauer.....................     49      Executive Vice
                                                President--Professional Services
                                                  and Director
Brady W. Mullinax, Jr..............     47      Executive Vice President--Finance
                                                and Administration, Secretary and
                                                  Director
M. Faye Wilson.....................     62      Director
Patricia Kennedy...................     44      Executive Vice
                                                President--Information Technology

    DAVID C. COOPER has served as the Chairman of the Board of Directors since the Company's formation, as the Division President--Atlanta from September 1997 to July 1998 and as Chief Executive Officer since December 1999. Mr. Cooper founded David C. Cooper & Associates, Inc. and DCCA Professional
Temporaries, Inc. in 1980 and served as their President until May 1997.
Mr. Cooper received his Bachelor of Business Administration in Accounting from the University of Georgia. Mr. Cooper is a past president of the American Association of Accounting and Finance, a national network of independently owned accounting and finance permanent placement and temporary staffing businesses.

    BARRY M. ABELSON has served as a Director since the completion of the Company's initial public offering in February 1998. He has been a partner in the law firm of Pepper Hamilton LLP, Philadelphia, Pennsylvania since May 1992 and has served as Chairman of its Executive Committee since February 1995.
Mr. Abelson received his Bachelor of Arts in Sociology from Dartmouth College and his J.D. from the University of Pennsylvania.

    PAUL J. KLAASSEN has served as a Director since February 1998. He is the co-founder and has served as Chairman of the Board of Directors and Chief Executive Officer of Sunrise Assisted Living, Inc., a long-term healthcare provider, and its predecessor entities since 1981. He also served as President of Sunrise Assisted Living, Inc. and its predecessor entities from 1981 through July 1997. Mr. Klaassen is the founding Chairman of the Assisted Living Facilities Association of America, the largest assisted living industry trade association. He serves on the editorial advisory Boards of Contemporary Long Term Care, Retirement Housing Report, Assisted Living Today and Assisted Living Briefing magazines.

    WILLIAM PORTER PAYNE has served as a Director since the completion of the Company's initial public offering in February 1998. Mr. Payne has served as Vice Chairman of WebMD since September 1998. He also serves as Vice Chairman of Premiere Technologies, Inc. Mr. Payne previously served as Vice Chairman of NationsBank Corporation from January 1997 until June 1998. He was President and Chief Executive Officer of the Atlanta Committee for the Olympic Games from 1991 to 1997. Mr. Payne is also a director of Anheuser-Busch Companies, Inc., Cousins Properties, Inc. and Jefferson-Pilot Corporation. Mr. Payne received his Bachelor of Arts in Political Science and J.D. from the University of Georgia.

    HARRY J. SAUER has served as a Director since September 1997 and Executive Vice President--Professional Services since December 1999 and previously served as Division President--Philadelphia since September 1997. Mr. Sauer has worked in the staffing industry since 1977, when he founded Acsys Resources where he served in various positions including Chief Operating Officer. From 1974 to 1977 he worked in the Boston office of Coopers & Lybrand. Mr. Sauer received his Bachelor of Arts in Political Science from American University and his M.B.A. from Boston College. Mr. Sauer has served as the President of Hillel of Greater Philadelphia and as a Board member of several nonprofit organizations.

    BRADY W. MULLINAX, JR. has served as a Director since October 1999 and Executive Vice President--Finance and Administration and Secretary since January 2000. Prior to that Mr. Mullinax served as Vice President--Finance, Treasurer and Secretary since August 1998. From 1994 to 1997, Mr. Mullinax served as Chief Financial Officer and Treasurer of Fuqua Enterprises, Inc., a New York Stock Exchange listed company that operated a healthcare equipment manufacturing business and a leather tanning business that was sold on December 30, 1997. From 1987 to 1993, he was a partner with Price Waterhouse LLP. Mr. Mullinax received his Bachelor of Science in Business Administration from the University of North Carolina and is a certified public accountant.

    M. FAYE WILSON has served as a Director since November 1999. Ms. Wilson is Senior Vice President, Values Initiatives for The Home Depot, Inc. Ms. Wilson joined The Home Depot full time in June 1998, following her retirement from Bank of America where she served as an Executive Vice President since June 1991 and as President of Security Pacific Financial Services, a wholly owned subsidiary of BankAmerica Corporation, since December 1993. Ms. Wilson is also a director of The Home Depot and Farmers Insurance Group and the non-profit Big Brothers Big Sisters of Metro Atlanta. Ms. Wilson received both her MBA in International Relations in 1976 and Bachelor of

Business Administration in 1977 from the University of Southern California. Ms. Wilson has been a Certified Public Accountant since 1961.

    PATRICIA KENNEDY has served as Executive Vice President--Information Technology since February 2000. Ms. Kennedy served as Vice President for the Central Region of Modis Consulting from January 1999 to February 2000. Prior to her employment with Modis Consulting, Ms. Kennedy was prevented from working for one year due to a non-compete provision of her employment agreement with Interim Technology SSG, a division of Interim Services. Ms. Kennedy worked with Interim Technology SSG from September 1987 until January 1998, when she resigned from her position as Executive Vice President, a position that she had held since December 1993. Ms. Kennedy received her Bachelor of Business Administration in Elementary Education in 1976 from Northern University of Illinois.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors, officers and beneficial owners of more than 10% of the Company's outstanding Common Stock to file with the Commission initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes to such ownership. Based on a review of copies of reports submitted to the Company for 1999, the Company believes that all Section 16(a) filing requirements for 1999 by such persons were complied with on a timely basis, except that Ms. Wilson was late filing a Form 3 stating that she had become a reporting person of the Company in November 1999, and Mr. Cooper was late filing a Form 4 regarding his wife's purchase of 50 shares of Common Stock in December 1999.

ITEM 11. EXECUTIVE COMPENSATION.


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

    The following table presents certain summary information concerning compensation paid or accrued for services rendered in all capacities to the Company during 1999, 1998 and 1997 for (i) the Chief Executive Officer of the Company, (ii) each of the four other most highly compensated executive officers of the Company (determined as of December 31, 1999) and (iii) one additional individual for whom disclosure would have been provided pursuant to item (ii), except that individual was not serving as an executive officer at the end of December 31, 1999 (collectively, the "Named Executive Officers").

                                                                                                     LONG-TERM
                                                                                                   COMPENSATION
                                                                                                      AWARDS
                                                                                                   -------------
                                                                                   ANNUAL           SECURITIES
                                                                                COMPENSATION        UNDERLYING       ALL OTHER
                                                                            --------------------     OPTIONS/      COMPENSATION
NAME AND PRINCIPAL POSITION                                     YEAR        SALARY($)   BONUS($)     SARS (#)           ($)
---------------------------                                   --------      ---------   --------   -------------   -------------
David C. Cooper,............................................    1999        $200,000    $    --            --         $ 2,500(1)
  Chairman of the Board of Directors and Chief Executive
    Officer                                                     1998         198,605         --            --              --
                                                                1997(2)       83,333         --            --              --

Timothy Mann, Jr.,..........................................    1999(3)      241,167     78,000            --          94,454(4)
  Former Chief Executive Officer                                1998         211,153         --       213,357              --
                                                                1997(5)      110,128         --       135,198              --

Brady W. Mullinax, Jr.,.....................................    1999         210,000     70,000        75,000           2,363(1)
  Executive Vice President--Finance and Administration and      1998(6)       71,173         --       150,000              --
  Secretary                                                     1997              --         --            --              --

Harry J. Sauer,.............................................    1999(7)      200,000     85,000            --           2,500(1)
  Executive Vice President--Professional Services               1998         189,783     17,773            --           1,391(1)
                                                                1997         154,939    264,196            --           2,875(1)

Mary Beth Chase,............................................    1999(8)      179,411         --            --          14,038(9)
  Former Executive Vice President and Chief Development
    Officer                                                     1998         198,460         --            --              --
                                                                1997(10)     107,590         --            --              --

--------------------------

 (1) Represents matching contributions made by the Company to the officer's retirement account in the Acsys, Inc. 401(k) Plan (or in the case of Mr. Sauer only, for 1998 and 1997, in the ACSYS Resource, Inc. 401(k) Plan) based on a percentage of the officer's contributions to such plan.

 (2) Reflects compensation paid by the Company to Mr. Cooper beginning on May 16, 1997, the date that the Company employed Mr. Cooper as the Chairman of its Board of Directors.

 (3) Mr. Mann resigned on December 1, 1999.

 (4) Includes (a) $91,954 paid to Mr. Mann in accordance with his Separation and Release Agreement dated November 23, 1999 entered into in connection with his resignation on December 1, 1999 and (b) $2,500 of matching contributions made by the Company to Mr. Mann's retirement account in the Acsys, Inc. 401(k) Plan based on a percentage of Mr. Mann's contributions to the Acsys, Inc. 401(k) Plan. The compensation presented excludes
     (i) $108,046 for severance that the Company must pay Mr. Mann in 2000 in accordance with his Separation and Release Agreement, effective
     December 1, 1999, and (ii) $235,000 that the Company must pay Mr. Mann in five installments by January 3, 2001 in accordance with the post-employment covenants included in his Shareholder and Restrictive Covenant Agreement, effective December 1, 1999. For a description of Mr. Mann's Separation and Release Agreement and his Shareholder and Restrictive Covenant Agreement, refer to "Item 13. Certain Relationships and Related Transactions."

 (5) Reflects compensation paid by the Company to Mr. Mann in all capacities beginning on March 12, 1997, the date that the Company employed Mr. Mann. Mr. Mann served in various executive positions with the Company before becoming its Chief Executive Officer in October 1997.

 (6) Reflects compensation paid by the Company to Mr. Mullinax beginning on August 21, 1998, the date that the Company employed Mr. Mullinax as its Vice President--Finance, Secretary and Treasurer. Mr. Mullinax's base compensation was $200,000 in 1998.

 (7) Reflects compensation paid by the Company to Mr. Sauer in all capacities for 1999. Mr. Sauer has served in various positions with the Company before becoming Executive Vice President--Professional Services in December 1999.

 (8) Ms. Chase's base compensation was $200,000 prior to her resignation on December 1, 1999. The compensation presented excludes (1) $138,462 for severance that the Company must pay Ms. Chase in accordance with her Separation and Release Agreement, dated December 1, 1999, and (2) $150,000 that the Company must pay Ms. Chase in equal monthly installments by January 1, 2001 in accordance with the post-employment covenants included in her Shareholder and Restrictive Covenants Agreement, dated December 1, 1999. For a description of Ms. Chase's Separation and Release Agreement and her Shareholder and Restrictive Covenant Agreement, refer to "Item 13. Certain Relationships and Related Transactions."

 (9) Includes (1) $11,538 paid to Ms. Chase in accordance with her Separation and Release Agreement, dated December 1, 1999, entered into in connection with her resignation on December 1, 1999 and (2) $2,500 of matching contributions made by the Company to Ms. Chase's retirement account in the Acsys, Inc. 401(k) Plan based on a percentage of Ms. Chase's contributions to the Acsys, Inc. 401(k) Plan.

(10) Reflects compensation paid by the Company to Ms. Chase beginning on May 16, 1997, the date that the Company employed Ms. Chase, who initially served as Executive Vice President and Chief Operating Officer. Ms. Chase became Chief Development Officer and Executive Vice President in September 1997.

OPTION/SAR GRANTS IN 1999

    The following table sets forth information concerning the Company's 1999 grants of stock options to Brady W. Mullinax, Jr., the only Named Executive Officer who was granted options in 1999.

                                                                                                                 POTENTIAL
                                                                                                                REALIZABLE
                                                                   INDIVIDUAL GRANTS                         VALUE AT ASSUMED
                                               ----------------------------------------------------------         ANNUAL
                                                                PERCENT OF                                    RATES OF STOCK
                                                 NUMBER OF         TOTAL                                           PRICE
                                                SECURITIES     OPTIONS/SARS                                  APPRECIATION FOR
                                                UNDERLYING      GRANTED TO       EXERCISE                     OPTION TERM (1)
                                               OPTIONS/SARS    EMPLOYEES IN    OR BASE PRICE   EXPIRATION   -------------------
NAME                                            GRANTED(2)      FISCAL YEAR       ($/SH)          DATE       5%($)      10%($)
----                                           -------------   -------------   -------------   ----------   --------   --------
Brady W. Mullinax, Jr........................     50,000            5.0%          $4.375          2009      $137,571   $348,631
                                                  25,000            3.0            1.813          2009        28,505     72,236

--------------------------

 (1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Commission. There can be no assurance provided to any officer or any other holder of the Company's securities that the actual stock price appreciation over the term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from options granted to the Named Executive Officer.

 (2) Options were granted as a consideration for employment at the fair market value of the Common Stock on the date of the grant. All shares underlying the options will vest within 3 years of the date they were granted or upon a change in control as defined in the option agreements. The options have a 10-year term.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
  OPTION/SAR VALUES

    The following table gives information with respect to options held by Brady W. Mullinax, Jr. and Timothy Mann, Jr., the only Named Executive Officers who held stock options at December 31, 1999. The Company has never issued SARs, and none of the Named Executive Officers exercised stock options in 1999. The fiscal year-end market value of $1.688 per share is equal to the closing sales price of the Common Stock on December 31, 1999.

                                                                      NUMBER OF
                                                                SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                                     UNEXERCISED                IN-THE-MONEY
                                                                    OPTIONS/SARS                OPTIONS/SARS
                                                               AT FISCAL YEAR-END (#)     AT FISCAL YEAR-END ($)(1)
NAME                                                          EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                                                          -------------------------   -------------------------
Timothy Mann, Jr. (2).......................................    225,210/123,345                   --/--
Brady W. Mullinax, Jr.......................................    100,000/125,000                   --/--

--------------------------

 (1) Based upon the closing sales price of the Common Stock on December 31, 1999 of $1.688 per share. The exercise price for the stock options exceeded the closing sales price on December 31, 1999.

 (2) Pursuant to the terms of his option agreements with the Company, all of Mr. Mann's options have expired since December 31, 1999.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
  ARRANGEMENTS

    Messrs. Cooper, Mullinax and Sauer and Ms. Kennedy each executed employment agreements with the Company under which each executive currently receives an annual base salary of $200,000, $240,000, $225,000 and $250,000, respectively.
Each of these executive officers is also contractually entitled to a bonus that is to be agreed upon and based upon certain criteria set forth in his or her agreement. In 1999, Messrs. Mullinax and Sauer each received a bonus of $70,000 and $85,000, respectively. Mr. Cooper and Ms. Kennedy, who did not join the Company until February 2000, did not receive a bonus in 1999. Under their current employment agreements, none of the Company's executive officers has received or is expected to receive perquisites that exceed the lesser of $50,000 or 10% of the salary and bonus of such executive.

    Each employment agreement for the executive officers (other than for Mr. Mullinax) is for a term of three years and continues thereafter for additional one-year terms until either the Company or the executive officer elects not to renew the agreement. Mr. Mullinax's agreement remains in effect until December 31, 2000 and continues thereafter for one-year terms until either Mr. Mullinax or the Company elects to not renew the agreement. The Company anticipates that Mr. Cooper's employment agreement, with is scheduled to expire on May 16, 2000, will be extended until the date of the initial purchase of the shares pursuant to the Offer.

    Each of Messrs. Cooper's and Sauer's employment agreements provides that, in the event of a termination of employment, either (1) by the Company without cause (as defined in the agreements) or (2) by the employee following a change in control (as defined in the agreements) or a breach by the Company of such executive's employment agreement or the registration rights agreement between the Company and such executive, such executive officer will be entitled to receive from the Company a lump sum severance payment equal to three times the sum of his then-current annual salary plus the amount of his bonus calculated using the results of the operations of the Company for the 12 months prior to such termination. In such event, the non-compete and non-solicitation provisions discussed below would not apply to such executive officer. If an executive officer resigns for any other reason, such executive officer will be entitled to receive from the Company a lump sum severance payment equal to his then current annual salary. If an executive is terminated upon a determination by the Board of Directors that such executive officer failed to meet performance expectations, then such executive officer will be entitled to receive a lump sum severance payment equal to his base salary for the greater of the remainder of the term of his employment agreement or one year's annual salary.

    Mr. Mullinax's agreement provides that in the event of termination of employment either (1) by the Company without cause (as defined in the agreement) or (2) by Mr. Mullinax following a change in control (as defined in the agreement), the relocation of Mr. Mullinax outside of metro Atlanta or a breach by the Company of Mr. Mullinax's employment agreement, Mr. Mullinax will be entitled to receive a lump sum severance payment equal to three times the sum of his then-current annual salary plus a bonus equal to his annual bonus for the year prior to the year in which such termination occurs. If Mr. Mullinax is terminated upon a determination by the Board of Directors that he failed to meet performance expectations, then he will be entitled to receive a lump sum severance payment equal to his annual salary for the greater of the remainder of the term of his employment agreement or one year's annual salary. Mr. Mullinax must comply with the non-competition and non-solicitation covenants of his employment agreement in the event he is terminated from employment with the Company for any reason; however, if Mr. Mullinax's employment is terminated either (i) by the Company without cause or (ii) by Mr. Mullinax for good reason, the Company must pay Mr. Mullinax $200,000 as consideration for his abiding by the non-competition and non-solicitation covenants, among others, of his agreement.

    Ms. Kennedy's agreement provides that in the event of termination of her employment either (1) by the Company without cause (as defined in the agreement) or (2) by Ms. Kennedy following a change in control (as defined in the agreement) or a breach by the Company of Ms. Kennedy's employment agreement, she will be entitled to a lump sum severance payment equal to one year of her salary plus her guaranteed bonus at her then-current rate, provided she executes a separation agreement containing a general release and a reaffirmation of certain covenants in her employment agreement in a form acceptable to the Company. If Ms. Kennedy is terminated by the Company for cause, resigns without good reason or upon the determination by the Chief Executive Officer of the Company that she failed to meet performance expectations, she is not entitled to severance payments. If Ms. Kennedy is terminated upon a determination by the Chief Executive Officer of the Company that she has failed to meet performance expectations, the non-competition provision of her employment agreement discussed below would not apply following her termination of employment. If
Ms. Kennedy resigns for good reason or is terminated without cause upon or after a change in control and Ms. Kennedy executes a separation agreement containing a general release and a reaffirmation of certain covenants in her employment agreement in a form acceptable to the Company, she is entitled to a lump sum severance payment equal to three times the sum of her then-current annual salary plus her guaranteed bonus.

    Each of these employment agreements contains a covenant not to compete with the Company for a period of two years immediately following termination of employment (with the exception of Ms. Kennedy's whose covenant is for a period of one year) and an obligation not to solicit any employees or customers of the Company for a period of one year immediately following termination of employment (with the exception of Mr. Cooper's covenant that is for a period of two years).

    For a description of the separation agreements executed with Edward S. Baumstein, Timothy Mann, Jr. and Mary Beth Chase, each of whom was an executive officer of the Company in 1999, see "Item 13. Certain Relationships and Related Transactions."

AMENDMENTS TO THE EMPLOYMENT AGREEMENTS

    In connection with the execution of the Merger Agreement, Mr. David C. Cooper, Chairman of the Board and Chief Executive Officer of the Company,
Mr. Brady W. Mullinax, Jr., Executive Vice President--Finance and Administration, Secretary and a director of the Company, Mr. Harry J. Sauer, Executive Vice President--Professional Services and a director of the Company, and Ms. Patricia Kennedy, Executive Vice President--Information Technology of the Company, have each entered into amendments to their respective existing employment agreements with the Company, the terms of which will take effect at the time of the initial purchase of Shares under the Offer. The principal provisions of the amendments to the employment agreements are described below.

    The amendment to Mr. Cooper's employment agreement provides for a continuation of the employment agreement until (and including the date of) the two-year anniversary of the initial purchase of Shares under the Offer. The amendment also provides for a base salary of $300,000 with a bonus based on the Company's performance. In addition, in lieu of the severance benefit upon a change in control of the Company, Mr. Cooper will receive $300,000 upon the initial purchase of Shares under the Offer and a second payment of $300,000 if either he (i) is employed by such company on the two-year anniversary of such date, (ii) resigns for good reason after such date but prior to the two-year anniversary of such date, or (iii) is terminated without cause after such date but prior to the two-year anniversary of such date. The amendment to Mr. Cooper's employment agreement also requires Mr. Cooper to continue to comply with certain non-solicitation, non-competition and confidentiality covenants in the event that he is terminated from employment with the Company for any reason.

    The amendment to Mr. Mullinax's employment agreement provides for a continuation of the employment agreement until (and including the date of) the two-year anniversary of the initial purchase of Shares under the Offer. The amendment also provides for a base salary of $240,000 with a bonus to be determined at the discretion of the Chief Executive Officer of the Company, provided that such bonus would be at least 20% of his base salary then in effect. In addition, in lieu of the severance benefit upon a change in control of the Company, Mr. Mullinax will receive $535,000 upon the initial purchase of Shares under the Offer and a second payment of $535,000 if either he (i) is employed by the Company on the two-year anniversary of such date, (ii) resigns for good reason after such date but prior to the two-year anniversary of such date, or (iii) is terminated without cause after such date but prior to the two-year anniversary of such date. The amendment to Mr. Mullinax's employment agreement also eliminates the Company's requirement to pay Mr. Mullinax $200,000 as compensation for his complying with certain non-competition, non-solicitation and confidentiality covenants for two years following his employment with the Company.

    The amendment to Mr. Sauer's employment agreement provides for a continuation of the employment agreement until (and including the date of) the two-year anniversary of the initial purchase of Shares under the Offer. The amendment also provides for a base salary of $225,000 with a bonus to be determined based on the Company's performance, provided that such bonus would be at least $75,000. In addition, in lieu of the severance benefit upon a change in control of the Company, Mr. Sauer will receive $487,500 upon the initial purchase of Shares under the Offer and a second payment of $487,500 if either he
(i) is employed by the Company on the two-year anniversary of such date, (ii) resigns for good reason after such date but prior to the two-year anniversary of such date, or (iii) is terminated without cause after such date but prior to the two-year anniversary of such date. The amendment to Mr. Sauer's employment agreement also requires Mr. Sauer to comply with certain non-solicitation, non-competition and confidentiality covenants in the event that he is terminated from employment with the Company for any reason.

    The amendment to Ms. Kennedy's employment agreement does not impact the duration of Ms. Kennedy's employment agreement or her compensation thereunder. The amendment provides, in lieu of the severance benefit upon a change in control of the Company, Ms. Kennedy will receive $532,013 upon the initial purchase of Shares under the Offer and a second payment of $532,013 if either she (i) is employed by the company on the two-year anniversary of such date,
(ii) resigns for good reason after, but prior to the two-year anniversary of such date, or (iii) is terminated without cause after such date but prior to the two-year anniversary of such date. The amendment also requires the Company to pay Ms. Kennedy 50% of the value of her unvested Company Options at the Effective Time of the Merger and 50% of the value of her unvested Company Options on the second anniversary of the Effective Time of the Merger. The amendment to Ms. Kennedy's employment agreement also requires Ms. Kennedy to continue to comply with certain non-competition restrictions in the event that she is terminated from employment with the Company for cause resulting from her failure to meet certain performance expectations.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors did not have a Compensation Committee until February 1998. The members of the Compensation Committee are Messrs. Abelson, Klaassen and Payne and Ms. Wilson, none of whom are executive officers or employees of the Company.


DIRECTOR COMPENSATION

    Directors who are also employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee (an "Outside Director") receives $1,000 for each meeting of the Board of Directors attended and $500 for each meeting of a committee of the Board of Directors attended. All directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or its committees and for other expenses incurred in their capacity as directors.

    The Company has adopted a policy of granting to each Outside Director, upon his or her initial appointment to the Board of Directors, a stock option to purchase 50,000 shares of Common Stock pursuant to the Company's option plan. The options granted to the Outside Directors have a three-year vesting schedule with one third of the options vesting on each of the first, second and third anniversaries of the date of grant. The exercise price of the options is based on the closing sales price of the Common Stock on the date of the grant. The options have a 10-year term. Pursuant to this policy, in November 1999 the Board of Directors granted options to purchase 50,000 shares of Common Stock to Ms. Wilson at a price of $1.94 per share.

    In addition, the Company has adopted a policy of granting to each Outside Director, once each quarter during the Outside Director's term, options to purchase 4,000 shares of Common Stock, with a lifetime aggregate cap of 150,000 shares per Outside Director. The option exercise price for such quarterly grants will be equal to the closing sales price of the Common Stock on the date of each grant, and each option will have a 10-year term. One-third of the options will vest on each of the first three anniversaries of the date of grant, provided that all unvested options will vest upon a change in control of the Company (as defined in the option agreement) or the death of the Outside Director. Pursuant to this policy, in each of the four quarters of 1999, the Company granted to each of Messrs. Abelson, Payne and Klaassen options to purchase 4,000 shares of Common Stock at a price per quarter of $4.38 per share, $3.50 per share, $4.69 per share and $1.81 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 27, 2000 by: (i) each of the Company's directors and executive officers; (ii) all of the Company's executive officers and directors as a group; and (iii) each person known by the Company to own beneficially more than 5% of the Common Stock. Each of the holders listed below has sole voting power and investment power over the shares beneficially owned. Except as noted below, each of the persons known by the Company to beneficially own more than 5% of the Common Stock has an address in care of the Company's principal executive offices.

                                                         SHARES BENEFICIALLY
                                                              OWNED(1)
                                                      -------------------------
NAME OF BENEFICIAL OWNER                               NUMBER     PERCENTAGE(%)
------------------------                              ---------   -------------
DIRECTORS, EXECUTIVE OFFICERS AND 5% OR GREATER
 SHAREHOLDERS:
David C. Cooper(2)..................................  1,656,164       11.4%
Brady W. Mullinax, Jr.(3)...........................    275,000        1.9
Barry M. Abelson(4).................................     86,001          *
Paul J. Klaassen(5).................................     89,000          *
William Porter Payne(6).............................    101,000          *
Harry J. Sauer(7)...................................    795,521        5.5
M. Faye Wilson(3)...................................     50,000          *
Patricia Kennedy....................................         --         --
Edward S. Baumstein(8)..............................    783,521        5.4
All directors and executive officers as a group
 (8 persons)(9).....................................  3,052,686       20.3

--------------------------

*   Less than 1%.

(1) Shares beneficially owned is calculated based upon 14,499,400 shares of Common Stock that were outstanding on April 27, 2000. This percentage also includes Common Stock of which such individual has the right to acquire beneficial ownership within 60 days of such date, including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual. Under the terms of their respective options agreements, upon the change in control of the Company deemed to have resulted from the execution of the Merger Agreement, each of the executive officer's (other than Ms. Kennedy's) and each of the director's options vested and became immediately exercisable.

(2) Includes 50 shares of Common Stock held by Mr. Cooper's spouse with whom he shares voting and dispositive power over such shares.

(3) Represents options to purchase shares of Common Stock.

(4) Includes options held by Mr. Abelson to purchase 82,000 shares of Common Stock.

(5) Includes options held by Mr. Klaassen to purchase a total of 82,000 shares of Common Stock.

(6) Includes options held by Mr. Payne to purchase a total of 82,000 shares of Common Stock.

(7) Includes 25,000 shares of Common Stock held by The Sauer Family Foundation, an entity controlled by Mr. Sauer.

(8) Based upon a Schedule 13G filed with the Commission on February 24, 1999 and a Form 144 filed with the Commission on April 27, 1999. The address for Mr. Baumstein is c/o Stephen M. Goodman, Morgan, Lewis & Bockius, 1701 Market Street, Philadelphia, PA 19103-2921.

(9) Includes options to purchase a total of 571,000 shares of Common Stock exercisable within 60 days of April 27, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


    On December 1, 1999 Timothy Mann, Jr. resigned as Chief Executive Officer and a director of the Company and entered into a Separation and Release Agreement and a Shareholder and Restrictive Covenant Agreement with the Company. Under the terms of the Separation and Release Agreement, Mr. Mann is entitled to $200,000 of severance pay that the Company must pay in five installments by January 3, 2001. The terms of the Shareholder and Restrictive Covenant Agreement entitles Mr. Mann to $235,000 that the Company must pay in five installments by January 3, 2001. The payments made to Mr. Mann under the Shareholder and Restrictive Covenant Agreement are in consideration for Mr. Mann's compliance with certain non-competition and non-solicitation covenants contained therein.

    On December 1, 1999, Mary Beth Chase resigned as Executive Vice President, Chief Development Officer and a director of the Company and entered into a Separation and Release Agreement and a Shareholder and Restrictive Covenant Agreement with the Company. Ms. Chase's Separation and Release Agreement entitles her to $150,000 in severance pay that the Company must pay to her in equal monthly installments through January 1, 2001. The terms of Ms. Chase's Shareholder and Restrictive Covenant Agreement entitle her to $150,000 that the Company must pay in equal installments by January 1, 2001. The payments made to Ms. Chase under the Shareholder and Restrictive Covenant Agreement are in consideration for Ms. Chase's compliance with certain non-competition and non-solicitation covenants contained therein.

    The terms of each of Mr. Mann's and Ms. Chase's Shareholder and Restrictive Covenant Agreements also: (i) require each to vote the shares beneficially held by them in favor of director nominees recommended by the Company's Board of Directors, (ii) require each to vote on shareholder proposals in accordance with the recommendations of the Company's Board of Directors, (iii) forbid each from assigning, selling, pledging or otherwise transferring or disposing of the shares of Common Stock beneficially owned by them, subject to exceptions,
(iv) forbid each from purchasing or acquiring beneficial ownership or any equity security of the Company, subject to certain exceptions and (v) forbid each from assisting or encouraging others in the acquisition of any equity security of the Company or from engaging in the "solicitation" of "proxies" under the Exchange Act. Mr. Mann's restrictions remain in effect for two years following the date of his agreement. Ms. Chase's restrictions remain in effect for one year following the date of her agreement.

    On December 1, 1999, Robert M. Kwatnez resigned as Group Director, New Products of Acsys IT, Inc., a wholly owned subsidiary of the Company, and as a director of the Company and entered into a Separation and Release Agreement and a Shareholder and Restrictive Covenant Agreement with the Company.
Mr. Kwatnez's Separation and Release Agreement entitles him to $122,778 in severance pay that the Company must pay to him in equal monthly installments through September 30, 2000. The terms of Mr. Kwatnez's Shareholder and Restrictive Covenant Agreement entitle him to $245,555 that the Company must pay in equal monthly installments by September 30, 2000. The payments made to Mr. Kwatnez under the Shareholder and Restrictive Covenant Agreement are in consideration for Mr. Kwatnez's compliance with certain non-competition and non-solicitation covenants contained therein.

    The terms of Mr. Kwatnez's Shareholder and Restrictive Covenant Agreements also require him: (i) to vote the shares beneficially held by him in favor of director nominees recommended by the Company's Board of Directors, (ii) to vote on shareholder proposals only on matters relating to the Company's Rights Agreement or amendments to the Company's charter and by-laws in accordance with the recommendation of the Company's Board of Directors, (iii) not to assign, sell, pledge or otherwise transfer or dispose of the Common Stock beneficially owned by him, subject to certain exceptions, and

(iv) not to assist or encourage others in the acquisition of any equity securities of the Company or to engage in the "solicitation" of "proxies" under the Exchange Act. Mr. Kwatnez's restrictions remain in effect for a period of 10 to 12 months following the date of his agreement.

    The Company entered into a Separation and Release Agreement with Edward S. Baumstein effective March 12, 1999. Pursuant to the terms of the agreement, Mr. Baumstein resigned as President and Chief Operating Officer of the Company and as a director of the Company. The Company paid a lump sum of approximately $550,000 to Mr. Baumstein as a severance benefit and agreed to reimburse
Mr. Baumstein for his attorneys' fees. Mr. Baumstein further agreed that until March 12, 2000 (or earlier in the event that the closing sales price of the Company's Common Stock was below certain specified prices for a period of 20 consecutive trading days) he would not, directly or indirectly, take certain actions, including calling shareholders' meetings, executing written shareholder consents, participating in the solicitation of proxies or a tender offer, purchasing additional securities or assets of the Company or acquiring control of the Company's Board of Directors. In addition, the Company and Mr. Baumstein agreed to release and discharge the other party of any claims that such party might have against the other relating to events occurring before the date of the agreement.

COMPANY POLICY

    All transactions with the Company's shareholders, officers and directors or their affiliates, if any, are subject to the approval of a majority of the independent and disinterested outside directors and will be conducted on terms no less favorable than those that could be obtained from unaffiliated third parties on an arms'-length basis.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of April 2000.

                                        Acsys, Inc.

                                        By:    /s/ Brady W. Mullinax, Jr.
                                           -------------------------------------
                                        Name:  Brady W. Mullinax, Jr.
                                        Title: Executive Vice President--
                                                 Finance and Administration
                                                 and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                SIGNATURES                                   TITLE                                    DATE

                  *                         Chairman of the Board of Directors                   April 28, 2000
--------------------------------------         and Chief Executive Officer
David C. Cooper

     /S/ BRADY W. MULLINAX, JR.             Executive Vice President --                          April 28, 2000
--------------------------------------         Finance and Administration,
Brady W. Mullinax, Jr.                         Secretary and Director

                  *                         Director                                             April 28, 2000
--------------------------------------
Barry M. Abelson

                  *                         Director                                             April 28, 2000
--------------------------------------
Paul J. Klaassen

                  *                         Director                                             April 28, 2000
--------------------------------------
William Porter Payne

                  *                         Executive Vice President --                          April 28, 2000
--------------------------------------         Professional Services
Harry J. Sauer                                 and Director

                  *                         Director                                             April 28, 2000
--------------------------------------
M. Faye Wilson


      * By:    /s/ Brady W. Mullinax, Jr.
           -------------------------------------
               Brady W. Mullinax, Jr.
               Attorney-in-Fact pursuant to a power of attorney
               filed as part of the original
               signature page to the Annual Report
               on Form 10-K