Form 10-Q
period 2000-03-31
ACSYS INC
filed 2000-05-12
CIK 1047113

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
 [X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                               Yes [X]      No [ ]




The number of outstanding shares of the registrant's Common Stock on April 24, 2000 was 14,499,400.


================================================================================

                                   ACSYS, INC.

                                TABLE OF CONTENTS

   Item No.                                                                                               Page
                PART I - FINANCIAL INFORMATION

      1.        Condensed Consolidated Financial Statements (Unaudited):
                     Condensed Consolidated Balance Sheets as of
                       March 31, 2000 and December 31, 1999...........................................     3
                     Condensed Consolidated Statements of Operations
                       For the Three Months Ended March 31, 2000 and March 31, 1999...................     4
                     Condensed Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31, 2000 and March 31, 1999...................     5
                      Notes to Condensed Consolidated Financial Statements............................     6

      2.        Management's Discussion and Analysis of Financial Condition and Results of
                Operations............................................................................    10

      3.        Quantitative and Qualitative Disclosures About Market Risk............................    15

                PART II - OTHER INFORMATION

      2.        Changes in Securities and Use of Proceeds.............................................    16

      6.        Exhibits and Reports on Form 8-K......................................................    16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.


                          ACSYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS-EXCEPT SHARE DATA)


                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2000            1999
                                                                               ---------      ------------
ASSETS
 CURRENT ASSETS:
      Accounts receivable, (net of allowances of $1,558 and $1,953 at
        March 31, 2000 and December 31, 1999, respectively)                    $23,072          $23,525
      Prepaid expenses and other                                                 1,809            1,508
      Deferred income taxes                                                      1,234            1,234
                                                                               -------          -------
           Total current assets                                                 26,115           26,267
 PROPERTY AND EQUIPMENT, net                                                     8,028            7,597
 GOODWILL AND OTHER INTANGIBLE ASSETS, net                                      53,120           53,383
 OTHER ASSETS                                                                      308              277
                                                                               -------          -------
           Total assets                                                        $87,571          $87,524
                                                                               =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                        $    46          $    45
      Accounts payable                                                           4,354            4,751
      Accrued and other current liabilities                                      7,798            9,168
                                                                               -------          -------
           Total current liabilities                                            12,198           13,964
                                                                               -------          -------
 LONG-TERM DEBT                                                                 40,372           38,672
                                                                               -------          -------
 DEFERRED INCOME TAXES                                                           1,993            1,993
                                                                               -------          -------
 OTHER LONG-TERM LIABILITIES                                                        62               42
                                                                               -------          -------
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares authorized,
        no shares issued or outstanding                                             --               --
     Common stock, no par value, 45,000,000 shares authorized
      14,499,400 issued and outstanding at
      March 31, 2000 and December 31, 1999                                      30,548           30,548
     Retained earnings                                                           2,398            2,305
                                                                               -------          -------
        Total shareholders' equity                                              32,946           32,853
                                                                               -------          -------
        Total liabilities and shareholders' equity                             $87,571          $87,524
                                                                               =======          =======


        The accompanying notes are an integral part of these statements

                          ACSYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS-EXCEPT PER SHARE DATA)


                                                                           FOR THE THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ---------------------------
                                                                             2000               1999
                                                                           --------           --------
SERVICE REVENUES:
          Temporary staffing                                               $ 32,249           $ 33,514
          Permanent placement                                                 7,610              8,552
                                                                           --------           --------
               Total service revenues                                        39,859             42,066
                                                                           --------           --------
DIRECT COST OF SERVICES, consisting of
     payroll, payroll taxes and benefit costs for
     temporary employees                                                     21,897             23,123
                                                                           --------           --------
               Gross profit                                                  17,962             18,943
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                                15,683             15,758
AMORTIZATION AND DEPRECIATION                                                 1,019                701
SEVERANCE AND OFFICE CLOSING COSTS                                               --              2,829
                                                                           --------           --------
               Operating income (loss)                                        1,260               (345)
OTHER EXPENSE:
     Interest expense, net                                                   (1,088)              (742)
                                                                           --------           --------
INCOME (LOSS) BEFORE INCOME TAXES                                               172             (1,087)
     Income tax provision (benefit)                                              79               (496)
                                                                           --------           --------
NET INCOME (LOSS)                                                               $93           $   (591)
                                                                           ========           ========
NET INCOME (LOSS) PER SHARE:
     Basic and diluted net income (loss) per share                         $   0.01           $  (0.04)
                                                                           ========           ========
     Shares used in computing basic net income (loss) per share              14,499             14,457
                                                                           ========           ========
     Shares used in computing diluted net income (loss) per share            14,524             14,457
                                                                           ========           ========


         The accompanying notes are an integral part of these statements

                          ACSYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ---------------------------
                                                                       2000              1999
                                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                              $    93           $  (591)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities-
           Amortization and depreciation                               1,051               701
           Imputed interest                                               14                17
      Changes in operating assets and liabilities:
           Accounts receivable, net                                      453            (2,632)
           Prepaid expenses and other                                   (301)           (2,002)
           Other assets                                                  (31)               10
           Accounts payable                                             (397)           (1,742)
           Accrued liabilities and other                              (1,370)            3,083
           Other long-term liabilities                                    20               (69)
                                                                     -------           -------
                Net cash used in operating activities                   (468)           (3,225)
                                                                     -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                       (1,082)             (830)
                                                                     -------           -------
                Net cash used in investing activities                 (1,082)             (830)
                                                                     -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net borrowings of long-term debt                            1,687             2,229
           Proceeds from exercise of employee stock options               --                49
           Deferred financing costs                                     (137)               --
                                                                     -------           -------
                Net cash provided by financing activities              1,550             2,278
                                                                     -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      --            (1,777)
CASH AND CASH EQUIVALENTS, beginning of period                            --             1,777
                                                                     -------           -------
CASH AND CASH EQUIVALENTS, end of period                             $    --           $    --
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


2.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Although the December 31, 1999 balance sheet was derived from audited financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Interim results of operations are not necessarily indicative of results to be expected for the entire year.

Certain amounts in the financial statements for the three months ended March 31, 1999 have been reclassed to conform with the presentation for the three months ended March 31, 2000.

3.       DEBT

                                                                     MARCH 31,     DECEMBER 31,
                                                                       2000           1999
                                                                    ----------     ------------
                                                                           (IN THOUSANDS)
Revolving Credit Facility .......................................   $ 39,812           $ 38,100

Non-compete agreements with former shareholder of Infinity
   Enterprises, Inc., maturing February 2009 ....................        892                917
                                                                    --------           --------
                                                                      40,704             39,017
Less--Unamortized discount ......................................       (286)              (300)
                                                                    --------           --------
                                                                      40,418             38,717
Less--Current portion ...........................................        (46)               (45)
                                                                    --------           --------
                                                                    $ 40,372           $ 38,672
                                                                    ========           ========

The Company's primary credit facility, as amended, (the "Credit Facility") is provided by a syndicate of lenders pursuant to that certain Amended and Restated Credit Agreement dated as of April 13, 1999 among the Company, Bank of America, N.A. (formerly NationsBank, N.A.), as administrative agent and the lenders party thereto from time to time. Proceeds of the Credit Facility may be used to finance working capital and general corporate purposes, capital expenditures and permitted acquisitions.

On December 31, 1999, pursuant to that certain Amendment No. 1 to Credit Agreement among the Company, the lenders and the administrative agent, the Company amended the credit facility to, among other things, modify the pricing, modify certain covenants and reduce the borrowing capacity under the Credit Facility from $80.0 million to $55.0 million. The Amendment also changed the maturity date of the loans under the Credit Facility from April 12, 2002 to October 31, 2001. Management believes that the reduction of the Company's borrowing capacity will have a minimal impact on its ability to grow the business internally. In addition, as set forth below, the interest rates charged under the Credit Facility will increase unless the Company is able to reduce the amount of outstanding borrowings by certain specified dates. As of March 31, 2000, the Company had borrowed approximately $39.8 million under the Credit Facility.

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

The Company was not in compliance on March 31, 2000 with the consolidated leverage ratio covenant under the Credit Facility. The lenders under the Credit Facility have waived this covenant default.


4.       COMMITMENTS AND CONTINGENCIES

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


5.       SEVERANCE AND OFFICE CLOSING COSTS

During 1999, the Company announced plans to reduce future selling, general and administrative costs. These plans included the closure of an under-performing office and the termination of certain former employees, principally related to integration efforts. The Company expensed $5,550,000, of which approximately $5,000,000 related to severance costs and $550,000 related to office closing costs.

As of March 31, 2000, approximately $1,956,000 of severance and office closing costs remained to be paid. These costs will be paid in periods after March 31, 2000.


6.       SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2000 and 1999, the Company paid interest expense of $772,000 and $600,000, respectively.

During the three months ended March 31, 2000 and 1999, the Company paid income taxes of $69,000 and $819,000, respectively.


7.       SEGMENT AND RELATED INFORMATION

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

The revenues and operating income (loss) for each of the three identifiable business segments are as follows:

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------
Revenues:                                     2000                      1999
                                            --------                  --------
                                                     (IN THOUSANDS)
  Permanent Placements                      $  7,610                  $  8,552
  Temporary Services                          21,585                    19,754
  IT Contract Services                        10,664                    13,760
                                            --------                  --------
                                            $ 39,859                  $ 42,066
                                            ========                  ========

Operating Income (Loss):
  Permanent Placements                      $    807                  $  1,028
  Temporary Services                           2,290                     2,376
  IT Contract Services                         1,131                     1,655
  Corporate Overhead Expense                  (2,968)                   (2,575)
  Severance and Office Closing Costs              --                    (2,829)
                                            --------                  --------
                                            $  1,260                  $   (345)
                                            ========                  ========



8.  SHAREHOLDER PROTECTION RIGHTS AGREEMENT

During the second quarter of 1999, the Company adopted a shareholder protection rights agreement (the "Rights Plan") and issued Rights (as defined in the Rights
Plan) in connection with the Rights Plan. The Rights Plan provided that a dividend of one share purchase Right be issued for each outstanding share of Common Stock to shareholders of record as of the close of business on July 2, 1999. Generally, the Rights are exercisable only if a person or group (other than certain existing shareholders) acquires 15% or more of the Company's Common Stock or announces a tender offer. Each Right entitles shareholders to buy one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $25.

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

9.  SUBSEQUENT EVENTS

On April 16, 2000, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Tiberia B.V., a company organized in The Netherlands ("Parent"), Platform Purchaser Inc., a Georgia corporation ("Purchaser"), Vedior N.V., a company organized in The Netherlands ("Vedior") and Select Appointments North America Inc., a Delaware corporation and a wholly owned subsidiary of Vedior ("SANA"). The Merger Agreement provides for transactions that will ultimately lead to Acsys becoming a wholly owned subsidiary of Parent.

Also on April 16, 2000, prior to the execution of the Merger Agreement, we amended our Rights Plan, such that the execution and delivery of, and the consummation of the transactions contemplated by, the Merger Agreement and the ancillary agreements thereto would not result in the Rights becoming exercisable.

The obligations of Parent and Purchaser to accept for payment and to pay for Shares validly tendered on or prior to the expiration of the Offer and not withdrawn are subject to the following conditions: (i) there being validly tendered and not withdrawn prior to the expiration of the Offer that number of Shares which represents at least a majority of the Shares on a fully diluted basis, (ii) the expiration of (or the termination of the applicable waiting periods under) the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) certain customary conditions contained in the Merger Agreement.

Pursuant to the Merger Agreement, following the completion of the Offer, Parent will acquire Acsys pursuant to the merger (the "Merger") of Purchaser and Acsys. Acsys will survive the Merger as a wholly owned subsidiary of Parent. In the Merger, any remaining Shares will cease to be outstanding and, except for shares held by Acsys shareholders who exercise their statutory dissenters' rights under the Georgia Business Corporation Code, will be converted into the right to receive cash in the amount of $5.00. If Parent and Purchaser acquire at least 90% of the Shares pursuant to the Offer, then the Merger will become effective asf soon as practicable after the Offer without the necessity of obtaining the approval of the Merger by the Acsys shareholders.

Concurrently with the execution of the Merger Agreement, David C. Cooper, Acsys' Chief Executive Officer and Chairman of its Board of Directors, and his spouse and Harry J. Sauer, an Acsys director and Executive Vice President, and a family foundation controlled by Mr. Sauer entered into support agreements with Vedior and Purchaser whereby they agreed to tender all shares of Acsys common stock beneficially owned by them (approximately 17% of Acsys' currently outstanding shares) in the Offer, and if applicable, to vote their shares in favor of the Merger. Also concurrently with the execution of the Merger Agreement, as an requirement to the entering into the Merger Agreement by Vedior, Parent, Purchaser and SANA, David C. Cooper, Harry J. Sauer, Brady W. Mullinax, Jr. and Pat Kennedy entered into amendments to their employment agreements with Acsys that will govern their continued employment with Acsys from and after the time of the completion of the Offer.

On April 27, 2000, Parent through Purchaser commenced a tender offer (the "Offer") to acquire all of our outstanding shares of common stock together with the associated rights (collectively, the "Shares"), at a price of $5.00, net to the shareholders in cash.

Pursuant to the terms of the Merger Agreement, at the time of the initial purchase of Shares under the Offer, Parent and Purchaser will be required to repay, or cause to be repaid all of the obligation of the Company and its subsidiaries under the Company's credit facility with Bank of America, N.A. and the other lenders dated April 13, 1999 and as further amended on December 31, 1999 (the "Credit Agreement") under such facility and to terminate such facility. Parent and Purchaser, however, have the right to negotiate with Bank of America, N.A. and the other lenders to seek their approval for postponing such repayment and termination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe," "intend," and similar expressions are intended to identify forward-looking statements. Such statements involve assumptions, uncertainties and risks. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to manage our debt level and interest expense; our ability to achieve and manage growth; our ability to successfully identify suitable acquisition candidates, complete acquisitions or integrate the acquired business into our operations; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to cross-sell our services to existing clients; our ability to enhance and expand existing offices; our ability to open new offices; general economic conditions; and other factors discussed from time to time in our filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our annual report Form 10-K for the year ended December 31, 1999, under the caption "Business--Risk Factors."

INTRODUCTION

Acsys is one of the leading specialty professional staffing and permanent placement firms in the United States. We operate more than 40 offices serving major metropolitan markets across the United States, with a more significant presence in the Eastern and Midwestern United States.


RESULTS OF OPERATIONS

HISTORICAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO HISTORICAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999

Service Revenues. Total service revenues decreased $2.2 million, or 5.2%, to $39.9 million for the three months ended March 31, 2000 from $42.1 million for the corresponding period in 1999. Temporary staffing service revenues, excluding IT contract service revenue, increased $1.8 million, or 9.3%, to $21.6 million for the three months ended March 31, 2000 as compared to $19.8 million for 1999. The increase in temporary staffing service revenues is primarily attributable to the increase in billing rates. IT contract service revenue decreased $3.1 million, or 22.5% to $10.7 million in 2000 as compared to $13.8 million in 1999 due to the decrease in our Enterprise Resource Planning ("ERP") service revenue. Permanent placement service revenues decreased $942,000, or 11%, to $7.6 million for the three months ended March 31, 2000 from $8.6 million for the corresponding period in 1999. Permanent placement service revenues decreased due to a decrease in the number of permanent placements and a decrease in the average fee per placement.

Gross Profit. Gross profit decreased $981,000, or 5.2%, to $18.0 million for the three months ended March 31, 2000 from $18.9 million for the corresponding period in 1999. Gross profit as a percentage of service revenues increased to 45.1% for the first quarter of 2000 compared to 45.0% for the first quarter of 1999. The gross profit percentage is comparable between the three months ended March 31, 2000 and 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $75,000, to $15.7 million for the three months ended March 31, 2000 from $15.8 million for the three months ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses were 39.4% for the three months ended March 31, 2000 compared with 37.5% for the corresponding period in 1999. This increase as a percentage of revenues is primarily attributed to the spreading of overhead costs over a smaller revenue base.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended March 31, 2000 increased $318,000 from the corresponding period of 1999 principally from capital expenditures.

Severance and Office Closing Costs. During the first quarter of 1999, we announced plans to reduce future selling, general and administrative costs. These plans included the closure of an under-performing office and the termination of certain former employees, principally related to integration efforts. We expensed $2.8 million for the three months ended March 31, 1999, of which approximately $2.7 million related to severance costs and $550,000 related to office closing costs.

Other Expense, net. For the three months ended March 31, 2000, we recorded net interest expense of $1.1 million consisting principally of interest expense under our credit facility and interest on non-compete and severance arrangements. For the three months ended March 31, 1999, we recorded net interest expense of $742,000 consisting principally of interest expense on our credit facility.

Income Tax Expense (Benefit). For the three months ended March 31, 2000, we recorded income tax expense of $79,000 on pre-tax income of $172,000. In the first quarter of 1999, we recognized an income tax benefit of $496,000 on pre-tax loss of $1.1 million.

Net Income (Loss). We recognized net income and net income per share of $93,000 and $0.01, respectively, in the first quarter of 2000. In the comparable period for 1999, we recognized a net loss and net loss per share of $591,000 and $0.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2000, net cash used for operating activities was $468,000 primarily due to a decrease in accrued liabilities which was partially offset by an increase in amortization and depreciation. For the three months ended March 31, 1999, cash used for operations was $3.2 million primarily due to an increase in accounts receivable and prepaid expenses which was only partially offset by an increase in accrued liabilities.

For the three months ended March 31, 2000 and March 31, 1999, net cash used in investing activities was $1.1 million and $830,000, respectively, and related to capital expenditures.

For the three months ended March 31, 2000 and March 31, 1999, net cash provided by financing activities was $1.6 million and $2.3 million, respectively, and was principally due to increases in our borrowing under the Credit Facility.

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

Our obligations under the credit facility are secured by a lien on substantially all of our subsidiaries' assets, including accounts receivable, inventory, equipment, general intangibles and other property. Additionally, the credit facility is secured by a first priority pledge of the capital stock of our subsidiaries.

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

The Company was not in compliance on March 31, 2000 with the consolidated leverage ratio covenant under the Credit Facility. Our lenders under the Credit Facility have waived this covenant default.

RECENT TRENDS AND DEVELOPMENTS

On April 16, 2000, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Tiberia B.V., a company organized in The Netherlands ("Parent"), Platform Purchaser Inc., a Georgia corporation ("Purchaser"), Vedior N.V., a company organized in The Netherlands ("Vedior") and Select Appointments North America Inc., a Delaware corporation and a wholly owned subsidiary of Vedior ("SANA"). The Merger Agreement provides for transactions that will ultimately lead to Acsys becoming a wholly owned subsidiary of Parent.

Also on April 16, 2000, prior to the execution of the Merger Agreement, we amended our Rights Agreement, dated June 20, 1999, such that the execution and delivery of, and the consummation of the transactions contemplated by, the Merger Agreement and the ancillary agreements thereto would not result in the Rights, (as defined in the Shareholder Protection Rights Agreement), becoming exercisable.

The obligations of Parent and Purchaser to accept for payment and to pay for Shares validly tendered on or prior to the expiration of the Offer and not withdrawn are subject to the following conditions: (i) there being validly tendered and not withdrawn prior to the expiration of the Offer that number of Shares which represents at least a majority of the Shares on a fully diluted basis, (ii) the expiration of (or the termination of the applicable waiting periods under) the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) certain customary conditions contained in the Merger Agreement.

Pursuant to the Merger Agreement, following the completion of the Offer, Parent will acquire Acsys pursuant to the merger (the "Merger") of Purchaser and Acsys. Acsys will survive the Merger as a wholly owned subsidiary of Parent. In the Merger, any remaining Shares will cease to be outstanding and, except for shares held by Acsys shareholders who exercise their statutory dissenters' rights under the Georgia Business Corporation Code, will be converted into the right to receive cash in the amount of $5.00. If Parent and Purchaser acquire at least 90% of the Shares pursuant to the Offer, then the Merger will become effective as soon as practicable after the Offer without the necessity of obtaining the approval of the Merger by the Acsys shareholders.

Concurrently with the execution of the Merger Agreement, David C. Cooper, Acsys' Chief Executive Officer and Chairman of its Board of Directors, and his spouse and Harry J. Sauer, an Acsys director and Executive Vice President, and a family foundation controlled by Mr. Sauer entered into support agreements with Vedior and Purchaser whereby they agreed to tender all shares of Acsys common stock beneficially owned by them (approximately 17% of Acsys' currently outstanding shares) in the Offer, and if applicable, to vote their shares in favor of the Merger. Also concurrently with the execution of the Merger Agreement, as an requirement to the entering into the Merger Agreement by Vedior, Parent, Purchaser and SANA, David C. Cooper, Harry J. Sauer, Brady W. Mullinax, Jr. and Pat Kennedy entered into amendments to their employment agreements with Acsys that will govern their continued employment with Acsys from and after the time of the completion of the Offer.

On April 27, 2000, Vedior and Parent, through Purchaser, commenced a tender offer (the "Offer") to acquire all of our outstanding shares of common stock together with the associated Rights (collectively, the "Shares"), at a price of $5.00, net to the shareholders in cash.

Pursuant to the terms of the Merger Agreement, at the time of the initial purchase of Shares under the Offer, Parent and Purchaser will be required to repay, or cause to be repaid all of the obligation of the Company and its subsidiaries under the Company's credit facility with Bank of America, N.A. and the other lenders dated April 13, 1999 and as further amended on December 31, 1999 (the "Credit Agreement") under such facility and to terminate such facility. Parent and Purchaser, however, have the right to negotiate with Bank of America, N.A. and the other lenders to seek their approval for postponing such repayment and termination.

In 1999, we generated approximately 14.1% of our revenues and 7.5% of our gross profit from the placement of contract professionals in positions related to the implementation of ERP software licensed by SAP AG. SAP announced that it experienced a slowdown in orders for its software. SAP believed that this slowdown related to its clients allocating resources away from ERP implementation in order to address year 2000 and other resource allocation issues. We experienced a decrease in our SAP implementation staffing business and expect this trend to continue into the beginning of 2000. We experienced a decrease in our permanent placement staffing business, which we believe was principally related to hiring delays related to Year 2000 issues, and we expect this trend to continue into the second quarter of 2000.
We believe decreases are due to clients allocating their resources away from SAP implementation to address year 2000 issues and thus, that the decrease will be temporary. Our belief that this trend is temporary is a forward-looking statement that is subject to numerous risks and uncertainties. Actual results may differ materially from our estimate due to a variety of factors, including continued decreased demand for SAP software and the attendant implementation services.

The Company was not in compliance on March 31, 2000 with the consolidated leverage ratio covenant under the Credit Facility. Our lenders under the Credit Facility have waived this covenant default.

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

                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Information with respect to the amendment to our Shareholder Protection Rights Agreement on April 16, 2000, in connection with our execution and delivery of that certain Agreement and Plan of Merger by and among Tiberia B.V. Platform Purchaser Inc., Vedior N.V., Select Appointments North America Inc. and Acsys, Inc. dated as of April 16, 2000, may be found under Item 5 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2000. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a) Exhibits.


   EXHIBIT
   NUMBER                                        DESCRIPTION
   ------                                        -----------
      2.1         Agreement and Plan of Merger, dated as of April 16, 2000, by and among Tiberia B.V., Platform Purchaser Inc., Vedior N.V.,
                  Select Appointments North America Inc. and Acsys, Inc.
                  (incorporated by reference to Exhibit 2.1 of the Current
                  Report on Form 8-K of Acsys, Inc. filed on April 18, 2000).
      2.2         Support Agreement dated as of April 16, 2000 between Vedior
                  N.V., Platform Purchaser Inc., David C. Cooper and Teri L.
                  Cooper (incorporated by reference to Exhibit 2.2 of the
                  Current Report on Form 8-K of Acsys, Inc. filed on April 18,
                  2000).
      2.3         Support Agreement dated as of April 16, 2000 between Vedior
                  N.V., Platform Purchaser Inc., Harry J. Sauer and The Sauer
                  Family Foundation (incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K of Acsys, Inc. filed on April
                  18, 2000).
     10.1         Amendment of Employment Agreement between Acsys, Inc. and
                  David C. Cooper dated April 16, 2000 (incorporated by
                  reference to Exhibit 10.1 of the Current Report on Form 8-K of
                  Acsys, Inc. filed on April 18, 2000).
     10.2         Amendment of Employment Agreement between Acsys, Inc., Acsys
                  Resources, Inc. and Harry J. Sauer dated April 16, 2000
                  (incorporated by reference to Exhibit 10.2 of the Current
                  Report on Form 8-K of Acsys, Inc. filed on April 18, 2000).
     10.3         Amendment of Employment Agreement between Acsys, Inc. and
                  Brady W. Mullinax, Jr. dated April 16, 2000 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K of
                  Acsys, Inc. filed on April 18, 2000).
     10.4         Amendment of Employment Agreement between Acsys, Inc. and Pat
                  Kennedy dated April 16, 2000 (incorporated by reference to
                  Exhibit 10.4 of the Current Report on Form 8-K of Acsys, Inc.
                  filed on April 18, 2000).
     10.5         Employment Agreement, dated May 16, 1997, as amended on May
                  16, 1997, by and between Acsys, Inc. and David C. Cooper
                  (incorporated by reference to Exhibit (d)(4) to the Amendment
                  No. 1 to the Schedule TO of Vedior N.V., Tiberia B.V. and
                  Platform Purchaser Inc. filed on April 27, 2000).
     10.6         Employment Agreement, dated September 1997, by and between
                  Acsys, Inc., ACSYS Resources and Harry J. Sauer (incorporated by reference to Exhibit (d)(2) to the Amendment No. 1 to the
                  Schedule TO of Vedior N.V., Tiberia B.V. and Platform
                  Purchaser Inc. filed on April 27, 2000).
     27           Financial Data Schedule. (For SEC use only).
     99.1         Amendment No. 1 dated April 16, 2000 to Shareholder Protection
                  Rights Agreement, dated June 20, 1999, between Acsys, Inc. and
                  SunTrust Bank, Atlanta, as Rights Agent (incorporated by
                  reference to Exhibit 99.1 of the Current Report on Form 8-K of
                  Acsys, Inc. filed on April 18, 2000).


     (b) Reports on Form 8-K

         Acsys, Inc. did not file any Current Reports on Form 8-K during the three months ended March 31, 2000.

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

                                                   Acsys, Inc.
                                    -------------------------------------------
                                                   (registrant)


         Date: May 12, 2000
               ------------                 /s/ Brady W. Mullinax, Jr.
                                    -------------------------------------------
                                              Brady W. Mullinax, Jr.
                                            Executive Vice President,
                                             Finance & Administration
                                    (the registrant's principal financial and
                                       chief accounting officer, who is duly
                                          authorized to sign this report)

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                                   DESCRIPTION
   ------                                   -----------
      2.1         Agreement and Plan of Merger, dated as of April 16, 2000, by and among Tiberia B.V., Platform Purchaser Inc., Vedior N.V.,
                  Select Appointments North America Inc. and Acsys, Inc.
                  (incorporated by reference to Exhibit 2.1 of the Current
                  Report on Form 8-K of Acsys, Inc. filed on April 18, 2000).
      2.2         Support Agreement dated as of April 16, 2000 between Vedior
                  N.V., Platform Purchaser Inc., David C. Cooper and Teri L.
                  Cooper (incorporated by reference to Exhibit 2.2 of the
                  Current Report on Form 8-K of Acsys, Inc. filed on April 18,
                  2000).
      2.3         Support Agreement dated as of April 16, 2000 between Vedior
                  N.V., Platform Purchaser Inc., Harry J. Sauer and The Sauer
                  Family Foundation (incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K of Acsys, Inc. filed on April
                  18, 2000).
     10.1         Amendment of Employment Agreement between Acsys, Inc., Inc.
                  and David C. Cooper dated April 16, 2000 (incorporated by
                  reference to Exhibit 10.1 of the Current Report on Form 8-K of
                  Acsys, Inc. filed on April 18, 2000).
     10.2         Amendment of Employment Agreement between Acsys, Inc.,
                  Acsys Resources, Inc. and Harry J. Sauer dated April 16,
                  2000 (incorporated by reference to Exhibit 10.2 of the Current
                  Report on Form 8-K of Acsys, Inc. filed on April 18, 2000).
     10.3         Amendment of Employment Agreement between Acsys, Inc.
                  and Brady W. Mullinax, Jr. dated April 16, 2000 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K of Acsys, Inc. filed on April 18, 2000).
     10.4         Amendment of Employment Agreement between Acsys, Inc. and Pat
                  Kennedy dated April 16, 2000 (incorporated by reference to
                  Exhibit 10.4 of the Current Report on Form 8-K of Acsys, Inc.
                  filed on April 18, 2000).
     10.5         Employment Agreement, dated May 16, 1997, as amended on May
                  16, 1997, by and between Acsys, Inc. and David C. Cooper
                  (incorporated by reference to Exhibit (d)(4) to the Amendment
                  No. 1 to the Schedule TO of Vedior N.V., Tiberia B.V. and
                  Platform Purchaser Inc. filed on April 27, 2000).
     10.6         Employment Agreement, dated September 1997, by and between
                  Acsys, Inc., ACSYS Resources and Harry J. Sauer (incorporated by reference to Exhibit (d)(2) to the Amendment No. 1 to the
                  Schedule TO of Vedior N.V., Tiberia B.V. and Platform
                  Purchaser Inc. filed on April 27, 2000).
     27           Financial Data Schedule. (For SEC use only.)
     99.1         Amendment No. 1 dated April 16, 2000 to Shareholder Protection
                  Rights Agreement, dated June 20, 1999, between Acsys, Inc. and
                  SunTrust Bank, Atlanta, as Rights Agent (incorporated by
                  reference to Exhibit 99.1 of the Current Report on Form 8-K of
                  Acsys, Inc. filed on April 18, 2000).